Form 10-Q
period 2023-03-31
Protopia Global Holdings Inc.
filed 2023-06-26
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 333-269343

Protopia Global Holdings Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 408B&C, 4th Floor, Lippo Sun Plaza, No. 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 6686-0563

Room 1116, 11/F, Star House, 3 Salisbury Road,

Tsim Sha Tsui, Kowloon, Hong Kong

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 26, 2023, the registrant had 21,500,000 ordinary shares issued and outstanding.

PROTOPIA GLOBAL HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Protopia Global Holdings Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”), In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Protopia Global Holdings Inc.

Financial Statements

Index to the Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and September 30, 2022 (Audited)	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023, the period from October 1, 2022 to March 31, 2023 and the period from August 18, 2022 (Inception) to March 31, 2023	3

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023	4

Unaudited Condensed Consolidated Statements of Cash Flows for the period from August 18, 2022 (Inception) to March 31, 2023	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-10

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	March 31, 2023	September 30, 2022
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$9,467	$93,992
Deferred offering costs	109,801	98,560
Total current assets	119,268	192,552

Total Assets	$119,268	$192,552

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accrued expenses	$-	$10,000
Accrued deferred offering costs	11,590	69,835
Deferred revenue	-	9,979
Total Current Liabilities	11,590	89,814

Total Liabilities	$11,590	$89,814

Commitments and contingencies	-	-

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of March 31, 2023 and September 30, 2022	$215	$215
Additional paid-in capital	127,218	127,218
Accumulated deficit	(19,730)	(24,674)
Accumulated other comprehensive loss	(25)	(21)

Total Shareholders’ Equity	$107,678	$102,738

Total Liabilities and Shareholders’ Equity	$119,268	$192,552

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In U.S. Dollars, except share data or otherwise stated)

	Three months ended	From October 1, 2022 to	From August 18, 2022 (inception) to
	March 31, 2023	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$10,024	$10,024	$10,024
General and administrative expenses	(4,207)	(5,080)	(29,754)
Income (loss) before tax expense	$5,817	$4,944	$(19,730)

Tax expense	-	-	-

Net income (loss)	$5,817	$4,944	$(19,730)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	$21	$(4)	$(25)
Total comprehensive income (loss)	$5,838	$4,940	$(19,755)

Weighted average shares outstanding, basic and diluted	21,500,000	21,500,000	21,500,000

Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of August 18, 2022 (inception)	-	$-	$-	$-	$-	$-
Issuance of ordinary share for cash	21,500,000	215	127,218	-	-	127,433
Net loss	-	-	-	(24,674)	-	(24,674)
Foreign currency translation	-	-	-	-	(21)	(21)
Balance as of September 30, 2022	21,500,000	$215	$127,218	$(24,674)	$(21)	$102,738
Net loss	-	-	-	(873)	-	(873)
Foreign currency translation	-	-	-	-	(25)	(25)
Balance as of December 31, 2022	21,500,000	$215	$127,218	$(25,547)	$(46)	$101,840
Net income	-	-	-	5,817	-	5,817
Foreign currency translation	-	-	-	-	21	21
Balance as of March 31, 2023	21,500,000	$215	$127,218	$(19,730)	$(25)	$107,678

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

From August 18, 2022 (inception) to
March 31, 2023
Cash flows from operating activities:
Net loss	$(19,730)
Adjustments to reconcile net loss to net cash used in operating activities	-
Changes in operating assets and liabilities	-
Net cash used in operating activities	(19,730)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	127,433
Deferred offering costs	(109,801)
Accrued deferred offering costs	11,590
Net cash from financing activities	29,222

Effect of foreign currency exchange rate changes on cash	(25)

Net change in cash	9,467
Cash – beginning of the period	-
Cash – end of the period	$9,467

Supplemental disclosures of non-cash financing activities:
Deferred offering costs included in accrued deferred offering costs	$11,590

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 18, 2022 (INCEPTION) TO MARCH 31, 2023

1. ORGANIZATION AND BUSINESS DESCRIPTION

Protopia Global Holdings Inc. (the “Company”) was incorporated in the Cayman Islands on August 18, 2022 with the authorized capital of 500 million shares of ordinary shares, par value of $0.00001 per share.

On August 26, 2022, Protopia International Company Limited (“Protopia HK”), was incorporated in Hong Kong as the Company’s wholly-owned subsidiary, and its principal activities are to assist small- and medium-sized non-U.S. businesses in accessing international capital markets through listings on nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or the OTC Markets Group (OTCQX, OTCQB and Pink).

The fiscal year end of the Company is June 30.

2. GOING CONCERN

As of March 31, 2023, the Company had $9,467 of cash all of which will be used to pay the unpaid amount of the estimate costs of the Company’s Proposed Public Offering discussed in Note 4. If the Company fails to raise sufficient capital in this offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 and from August 18, 2022 (inception) to March 31, 2023 are not necessarily indicative of the results that may be expected for the period from August 18, 2022 (inception) to September 30, 2022. Notes to the unaudited condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the period from August 18, 2022 (inception) to September 30, 2022 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the period from August 18, 2022 (inception) to September 30, 2022 included in the Company’s Form S-1/A as filed with the SEC.

The accompanying unaudited condensed consolidated financial statements have been prepared on a consolidated basis and reflect the unaudited condensed consolidated financial statements of the Company and Protopia HK. All intercompany transactions and balances are eliminated on consolidation.

Emerging growth company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to optout is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Foreign currency translation

The Company’s unaudited condensed consolidated financial statements are reported in United States dollars (“$”), the Company’s presentation currency. The functional currency for the Company is US$ and the Company’s subsidiary in Hong Kong is Hong Kong dollars (“HK$”). The translation of the functional currencies of its subsidiary into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss) under accumulated other comprehensive income as a separate component of equity.

Monetary assets and liabilities of the Company and its subsidiary denominated in currencies other than the functional currency of the Company and subsidiary are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date.

Transactions of the Company and its subsidiary in currencies other than the Company’s and the subsidiary’s functional currencies are translated into the respective functional currencies at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the unaudited condensed consolidated statements of operation and comprehensive income.

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

March 31, 2023
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	$1=HK$7.8500

Amounts included in the statements of operations and cash flows for the period	$1=HK$7.8303

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,467 in cash and no cash equivalents as of March 31, 2023. The Company’s cash is held at well capitalized financial institutions, but they are not FDIC insured; however, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2023 and September 30, 2022, the Company has incurred deferred offering costs of $109,801 and $98,560, respectively.

Revenue and expense recognition

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from services by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied. The Company has no outstanding contracts with any of its customers as of March 31, 2023. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.

Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to $254,777 (HK$2,000,000), and 16.5% on any part of assessable profits over $254,777 (HK$2,000,000).

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Commitments and contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the three months ended March 31, 2023 and from August 18, 2022 (inception) to March 31, 2023.

Recently adopted accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

4. PROPOSED PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company will offer 1,000,000 shares of ordinary shares for sale in a primary offering. The offered shares will be sold on behalf of the Company, on a best effort basis, by the Company’s shareholders, officers and directors. There is no minimum number of shares to be sold up to a maximum of 1,000,000 shares of ordinary shares to be sold.

5. DEFERRED REVENUE

On September 23, 2022, the Company entered into a service agreement with Bosung Meditech Co., Ltd. (“Bosung”) of South Korea to prepare a registration statement on Form S-1 for review by a qualified U.S. lawyer engaged by Bosung in connection with a possible self-underwritten initial public offering (the “Service Agreement”). Pursuant to the agreement, the Company has to deliver that registration statement on Form S-1, in consideration of $10,000 as professional fees. The service agreement has a term of 180 days commencing on September 23, 2022. The Company is entitled to earn at the earlier of (1) the registration statement on Form S-1 being declared effective by the United States Securities and Exchange Commission (“SEC”), or (2) the termination of the service agreement (i.e., March 22, 2023).

On September 26, 2022, Bosung made an advance payment of $10,000 to the Company. On October 13, 2022, the Company delivered the draft of the registration statement to Bosung, in accordance with the terms of the service agreement. As of March 22, 2023, that registration statement was still under review by the SEC, and the service agreement terminated on this date. The Company recognized the consideration of $10,000 as its service fee income upon the termination of the service agreement.

6. CASH

	As of	As of
	March 31, 2023	September 30, 2022
Cash on hand	$383	$383
Cash at bank account of an escrow agent	9,084	93,609
Total	$9,467	$93,992

The Company has an escrow arrangement with Jimmy Cheung & Co., Certified Public Accountants of Hong Kong, to hold the Company’s money at their bank accounts established specially for their clients. The Company’s money is deposited at the Hong Kong and Shanghai Banking Corporation. Under the escrow arrangement, Jimmy Cheung & Co. Certified Public Accountants can only instruct the bank to carry out a transaction upon receipt of instructions from the Company.

7. SHARE CAPITAL

On August 18, 2022 (date of inception), one share of the Company’s ordinary shares was issued at the par value of $0.00001 to the company-incorporating service provider. This share was immediately transferred to Sin Yi Cheng, the president and director of the Company. On the same day, Sin Yi CHENG purchased an additional 99,999 shares of the Company’s ordinary shares at $0.00001 per share. The monies from the issuance of a total of 100,000 shares of the Company’s ordinary shares on August 18, 2022, which totalled $1, went to the Company to be used as initial working capital.

On August 20, 2022, the Company sold 3,200,000 shares of its ordinary shares to the other founding shareholders of the Company at $0.00001 per share. The monies from this transaction, which totalled $32, went to the Company to be used as working capital.

On August 23, 2022, the Company sold 18,150,000 shares of its ordinary shares to Sin Yi Cheng and 4 private investors at $0.007 per share. The monies from this transaction, which totalled $127,050, went to the Company to be used as working capital.

On September 19, 2022, the Company sold 50,000 shares of its ordinary shares to 50 private investors at $0.007 per share. The monies from this transaction, which totalled $350, went to the Company to be used as working capital.

There have been no other issuances of the Company’s ordinary shares.

As of March 31, 2023, the Company had 21,500,000 issued and outstanding ordinary shares.

8. CONCENTRATION AND RISKS

(a) Concentration

As of March 31, 2023, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of March 31, 2023 and up through June 26, 2023, the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expend our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. All forward-looking statements speak only as of the date of this Quarterly Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

Overview

The Company is a newly formed holding company incorporated on August 18, 2022, under the laws of the Cayman Islands with no material operations of its own. The Company conducts all its operations in Hong Kong through its wholly-owned operating subsidiary, Protopia International Company Limited (“Protopia HK”), incorporated in Hong Kong on August 26, 2022, which have just started its business operations.

Protopia HK is an advisory and consulting company that also acts as a project manager to small- and medium-sized companies with business operations in Hong Kong to access international capital markets. We help such companies with the process of the initial listing on US nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or the OTC Markets (OTCQX, OTCQB and Pink) by providing consulting, liaison and coordination services. We also assist these or other publicly traded companies that are listed on the national security exchanges or on OTCQX and OTCQB with maintaining continuing eligibility requirements and compliance with those listing rules, regulations, or standards, as applicable. While our clients are currently businesses located in Hong Kong, we intend to expand the distribution of our services into mainland China as opportunities permit.

Results of Operations

Results of operations for the three months ended March 31, 2023 and the period from August 18, 2022 (inception) to March 31, 2023

Revenues

For the three months ended March 31, 2023 and the period from August 18, 2022 (inception) to March 31, 2023, the Company had revenue income of $10,024 which was the fee income in connection with services rendered by the Company to a client to prepare a form of the registration statement on Form S-1 for review and preparation of such registration statement by a qualified U.S. lawyer.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2023 and the period from August 18, 2022 (inception) to March 31, 2023, the Company did not have any cost of revenues and gross profit.

General and administrative expenses

For the three months ended March 31, 2023, the Company had general and administrative expenses of $4,207 which comprised of business registration fee of $3,000, bank charges of $110, secretarial services fee of $900, and stock transfer agent fee of $197.

For the period from August 18, 2022 (inception) to March 31, 2023, the Company had general and administrative expenses of $29,754, which comprised of business registration fee of $3,000, bank charges of $150, secretarial services fee of $1,510, audit fee of $20,000, incorporation expense of $4,700 and stock transfer agent fee of $394.

Tax expense

For the three months ended March 31, 2023 and the period from August 18, 2022 (inception) to March 31, 2023, the Company did not have any tax expense incurred.

Net Income (loss)

For the three months ended March 31, 2023, the Company had a net income of $5,817, which was a net result of a revenue income of $10,024, and general and administrative expenses of $4,207.

For the period from August 18, 2022 (inception) to March 31, 2023, the Company had a net loss of $19,730, which was a net result of a revenue income of $10,024, and general and administrative expense of $29,754.

Liquidity and Capital Resources

As of March 31, 2023, we had $9,467 of cash all of which will be used to pay the unpaid amount of the estimate costs of our self-underwritten initial public offering (the “Public Offering”) pursuant to the registration statement on Form S-1 that was declared effective by the SEC on May 12, 2023 (the “S-1 Registration Statement”). We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022, to the period end of March 31, 2023, we have met these requirements primarily through sales of our Ordinary Shares.

Cash Used in Operating Activities

For the period from August 18, 2022 (inception) to March 31, 2023, net cash used in operating activities was $19,730, which was the result of payment of audit fees of $20,000, business registration fee of $3,000, bank charges of $150, secretarial services fee of $1,510, incorporation expense of $4,700, stock transfer agent fee of $394.

Cash Flows from Investing Activities

For the period from August 18, 2022 (inception) to March 31, 2023, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the period from August 18, 2022 (inception) to March 31, 2023, net cash from financing activities was $29,222 which was a result of proceeds from issuance of ordinary shares of $127,433, payment of offering costs of $98,211.

Plan of Operations

Over the course of the 12 months following our Public Offering pursuant to the S-1 Registration Statement, we plan to spend a substantial portion of our effort in the promotion of our services to potential clients. We intend to utilize the business network of shareholders, officers, directors and employees to identify potential opportunities.

Our Board of Directors has adopted a policy to pay a referral fee to our shareholders, officers, directors, and employees in the event that we have successfully completed an assignment as either a joint project manager or a sole project manager as a result of receiving a referral from any of these parties. The amount of the referral fee payable by us to any of these parties is determined on a negotiated basis and is in line with that payable to independent consultants, which has a maximum of 15% on our project management fee including both the cash component and stock compensation, if any. If we receive a direct referral from an independent consultant, we either serve the client together as joint project managers, if responsibilities are shared between us, or we act as the sole project manager, if the referring consultant is not involved in the provision of services. The referral fee for each individual project is determined by negotiation and is only payable after the referred assignment is successfully completed. Our directors review these charges periodically and adjust them to enhance our competitiveness under prevailing market conditions. The payment of successful-basis referral fees to our shareholders, officers, directors and employees is designed to serve as an incentive for them to develop our business with a collective effort.

Our estimated costs for the next 12 months will be $500,000. If we fail to raise sufficient capital in the Public Offering, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we are able to secure needed capital to support our day-to-day operations. If we do not have sufficient capital to support our day-to-day operations, our shareholders may lose their entire investment in us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Quarterly Report, as of March 31, 2023, the Company had $9,467 of cash all of which will be used to pay the unpaid amount of the estimated costs of the Company’s Public Offering. If the Company fails to raise sufficient capital in the Public Offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

The unaudited condensed consolidated financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 3 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and principal financial officer, who is directly involved in the day-to-day operations of the Company, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal financial officer has concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. As of March 31, 2023 our disclosure controls and procedures were determined to be effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1/32.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 26, 2023	By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director
(Principal Executive Officer)

Date:	June 26, 2023	By:	/s/ Ka Ki WONG
Ka Ki WONG
Chief Financial Officer (Principal Financial and Accounting Officer)