Form 10-K
period 2023-06-30
Protopia Global Holdings Inc.
filed 2023-09-28
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-269343

Protopia Global Holdings Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Room 408B&C, 4th Floor, Lippo Sun Plaza, No. 28 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 6686-0563

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Securities registered pursuant to section 12(g) of the Act:

Not Applicable

(Title of class)

Not Applicable

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of December 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 21,500,000 shares of the Registrant’s common stock outstanding of which 7,200,000 shares of voting stock were held by non-affiliates of the Registrant. The aggregate value of shares of stock held by non-affiliates of the Registrant cannot be calculated because the shares of common stock of the Registrant are listed are not listed on a nationally recognized stock exchange or quoted by the OTC Markets Group.

As of September 25, 2023, the registrant had 21,500,000 ordinary shares issued and outstanding.

TABLE OF CONTENTS

Protopia Global Holdings Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

i

PART I

ITEM 1. BUSINESS.

Introduction

We were incorporated in the Cayman Islands on August 18, 2022 as an exempted company with limited liability, under the name Protopia Global Holdings Inc. We conduct our operations in Hong Kong primarily through our operating subsidiary in Hong Kong. We filed an initial registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “Commission”) on January 20, 2023, which became effective on May 12, 2023 (as amended as of May 12, 2023, the “Registration Statement”), pursuant to which up to 1,000,000 of our ordinary shares, par value $0.00001 per share (each, an “Ordinary Share”, collectively, “Ordinary Shares”) became registered under the U.S. Securities Act of 1933, as amended (the “Securities Act’) in a self-underwritten best-efforts public offering (the “Public Offering”).

The Ordinary Shares were, and continue to be, offered at the fixed price of $0.50 per share. The self-underwritten best-efforts Public Offering will terminate on the earliest of (i) 180 days following the effective date of the Registration Statement, or November 8, 2023, (ii) the date on which the offering is fully subscribed, and (ii) the date which management determines to terminate the offering.

As of the date of this Annual Report on Form 10-K, no Ordinary Shares have been sold in the Public Offering.

Corporate Structure

The Company owns 100% of one wholly owned subsidiary named Protopia International Company Limited, a company incorporated in Hong Kong on August 26, 2022.

Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Business Development

We have generated $10,024 service income and have accumulated losses in the amount of $45,903 for the period from our date of incorporation to June 30, 2023. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Since the date of incorporation to June 30, 2023, our efforts had been devoted primarily to startup and development activities, which include the following:

1.	Formation of the Company and obtaining start-up capital;

2.	Developing our services;

3.	Identifying possible commercial alliances in the marketplace; and

4.	Actively seeking to secure clients to use our services.

Business of the Company

Principal Services and Principal Markets

We assist small- and medium-sized non-U.S. companies in accessing international capital markets through listings on U.S. nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market and NYSE American or quotation by the OTC Markets Group (OTCQX, OTCQB and Pink). We are offering our services to clients with operations in Hong Kong presently, and we intend to expand the distribution of our services into China as opportunities permit. We facilitate this goal by acting as a project manager to provide consulting, liaison and coordination services to non-U.S. companies. In addition, after our clients become publicly traded companies, we will provide them with continuing consulting services related to maintaining compliance with the requirements of pertinent jurisdictions and regulatory agencies. Such consulting, liaison and coordination services that we intend to provide include or address, without exclusivity, the following:

1.	Organizing and incorporating client companies outside of the United States;

2.	Development and preparation of business and operational plans;

3.	Providing forms of legal documents for further review and preparation by licensed attorneys engaged by a client;

4.	Establishing accounting control systems;

5.	Referring clients to independent accounting firms;

6.	Referring clients to independent third-party legal and other professional services firms;

7.	Acting as the intermediary for the flow of information and documentation between clients and professional services firms; and

8.	Other general advisory services, as required or requested by clients.

When our clients engage us to provide our advisory services in connection with the process of the initial listing of their securities in the U.S., we provide our business advice related to the initial eligibility requirements and evaluate such client’s proposed business plan and discuss proposed recommendations to that business plan.

We do not have pre-arranged agreements with any independent third-party accounting, legal or other professional services firms for the provision of services to our clients. We may provide a list of such professionals to our client for their selection and determination which professionals they want to engage.

Terms of Professional Agreements for Our Services.

1.	Description and Scope of the professional services to be performed by the Company, which typically include:

a.	assistance with incorporation of a new entity under the laws of Cayman Islands and a company that will become its wholly-owned subsidiary under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China,

b.	development and preparation of business and operational plans, and may include

i.	preparation of legal forms and other advisory services, as well as

ii.	referral of clients to independent third-party legal and other professional services firms and

iii.	acting as the liaison for the flow of information and documentation between clients and professional services firms, as to be determined by the clients.

All professional services agreements with client contain explicit disclaimers that we do not provide legal advice to our clients.

2.	Project timeline and payment terms:

a.	45% of the project management fee is payable upon signing of our standard professional services agreements;

b.	45% of the project management fee is payable when the services described in the professional services agreement are substantially performed by the Company; and

c.	the remaining 10% of the project management fee is payable upon completion of the project.

3.	Project timeline and payment terms:

a.	Access to international capital markets – Listing of the issuer’s securities in the United States provides non-U.S. companies with added liquidity compared with local non-U.S. stock exchanges. This, in turn, increases marketability of their products and services, as well as increases the potential to access a greater range of capital financing, if necessary, than if the companies were to be listed on a local exchange.

b.	Access to new markets for products and services – Being listed in the U.S. offers brand recognition in the U.S.; therefore, U.S. companies may prefer to conduct business with U.S. listed foreign companies rather than privately-held or foreign exchange listed companies.

c.	Costs of listing – Listing on a non-U.S. stock exchange, in a country such as China or Hong Kong, costs comparatively more in professional fees than on OTC Markets Group (OTCQX, OTCQB and Pink). In addition, such non-U.S. stock exchanges typically have listing requirements that small, development-stage companies cannot meet.

We operate in the corporate advisory services sector within the consulting industry in East Asia. The market for our services consists mainly of non-U.S. companies who desire to gain access to international capital markets, specifically in the United States.

We believe that we currently do not meet the definition of an “investment company” pursuant to Section 3 of the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act defines an investment company as an issuer which (a) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities, (b) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding, or (c) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of such issuer’s total assets (excluding government securities and cash items) on an unconsolidated basis. We are in the business of managing the listing of non-U.S. companies. The ordinary shares of client companies we receive or purchase in our listing assignments are incidental to our main business and are typically sold to the public after a minimum holding period of 12 months. We do not plan to hold investment securities which exceed 40 percent of the value of our total assets. However, if we determine that we were to inadvertently meet the Investment Company Act definition of an “investment company” in the future, and have no viable exemption, we would register as an investment company.

Distribution Methods of Our Services

We provide services to companies based in Hong Kong presently. Our marketing strategy is to foster strategic alliances with management’s prior business associates, third-party legal and accounting firms and other professional service firms, through which we expect to garner referrals and gain brand exposure at minimal cost. We have approached some of these persons and entities with regard to generating referrals, although we cannot guarantee that we will be successful in doing so.

If we receive a direct referral from an independent consultant, we either serve the client together as joint project managers if responsibilities are shared between us, or we act as the sole project manager if the referring consultant is not involved in the provision of services. Under the joint project management scenario, no referral fee is paid to the referring consultant. Instead, we share the joint project management fee with the consultant, typically on the basis that 60% of the cash component of the standard joint project management fee, and a negotiated amount of any stock compensation, being attributable to us. In the event that the cash compensation is more than our standard amount, sharing of the excess amount, if any, will be distributed on a negotiated basis. Under the sole project management scenario, we only pay a referral fee to the referring consultant. The maximum amount of our referral fees is 15% on our sole project management fee. The referral fee for each individual project is determined by negotiation and is only payable after the referred assignment is successfully completed. The current cash component of our standard joint project management fee is $150,000. Our current sole project management fee is $90,000 to $150,000, depending on negotiation, plus a negotiated amount of stock compensation. Our directors review these charges periodically and adjust them to enhance our competitiveness under prevailing market conditions.

We expect to pay a referral fee to any of our shareholders, officers, directors, and employees in the event that we have successfully completed an assignment as either a joint project manager or a sole project manager as a result of receiving a referral from any of these parties The amount of referral fee payable by us to any of these parties is determined on a negotiated basis and is in line with the referral fees payable to independent consultants, which has a maximum of 15% on our total project management fee.

We have adopted a policy not to pay referral fees to accounting firms and legal firms if the referring firms are also engaged to provide any services to the referred clients on an ongoing basis. Referral fees, which are comparable to those payable to independent consultants, will be paid to these professional firms only if these payments are permissible under applicable laws and regulations and standards of professional ethics. Since inception, we have not received referrals from any accounting firms or legal firms.

We have not established specific criteria regarding operating history, minimum earnings, minimum assets, minimum net worth, or other operating or financial criteria for our clients or potential clients. Accordingly, we may provide services to potential clients having losses, no significant operating history, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. We may, however, consider other factors, including (but not limited to) the potential client’s long-term growth possibilities, as well as its strategic position relative to other companies in its location and industry, in deciding to enter into a business relationship with a potential client. Notwithstanding the absence of established criteria with respect to its selection of clients, we prefer to recruit clients with operating histories with long-term growth potential, and/or with business relationship with U.S. companies.

Competitive Business Conditions and the Issuer’s Competitive Position

We have not obtained market research conducted by independent and qualified professionals to ascertain the demand for the type of services we intend to provide. We also have no access to information as to the number of professional firms providing services similar to those rendered by us. Our officers and directors, however, are aware that most major U.S. investment banks have established offices in Hong Kong. These offices offer companies in Hong Kong and China a full range of investment banking services, including initial public offering and other capital market advisory services in the U.S. Our officers and directors are also aware of several small and medium size U.S. investment banks, as well as local consultants in Hong Kong and China, providing similar U.S. public listing services.

We believe that investment banking firms offer services to assist companies enter the capital markets by way of attaining listings on stock exchanges. Investment banks provide consulting and advisory services to assist companies become reporting and publicly traded. It is in this manner that we believe will be competing with investment banks. Although raising or finding capital for companies is one service of the many that the investment banks provide, we have no intention of offering these services. As and when our clients intend to raise capital, we will refer them to sources which are licensed to find capital in the jurisdiction where the capital is to be raised. A referral fee will be chargeable to these sources on a successful basis. Under no circumstances will we direct the decision-making process of our clients in securing capital. We, however, will assist our clients in assembling company and industry information for presentation purposes, and to act as a coordinator for the dissemination of information amongst all parties involved in a fund-raising exercise. We intend to charge our clients project management fees at negotiated rates for services provided.

There are many consulting firms and financial services firms which have significantly greater financial and personnel resources and technical expertise than ours. Our competitors in some instances will be larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than we do. In view of our limited financial and human resources, we have significant competitive disadvantages compared to our competitors.

Employees

As of June 30, 2023, we did not have any employees.

Intellectual Property

We do not own or license any intellectual property.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently do not have any written agreement or any legally enforceable arrangements with respect to leasing or renting property for office use. We also do not own any real property. The Company utilizes the office space and equipment of Flywheel Financial Strategy (Hong Kong) Company Ltd, a Hong Kong company (“Flywheel”), at no cost with Flywheel’s permission. Ka Ki Wong, our director, Chief Financial Officer and Chief Operating Officer, is also a director of Flywheel. As such, Flywheel is free to discontinue providing the office space without cost at any time and without notice. The Company believes that its current office space and available business equipment of is sufficient for operations. The Company currently has no investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities and does not intend to invest in real estate, real estate mortgages or securities, or interests in persons primarily engaged in real estate activities.

In the event that Flywheel discontinues providing the office space without cost at any time, we believe we can successfully negotiate leased office space from Flywheel or another local provider of office space without material cost or disruption to the Company’s operations.

ITEM 3. LEGAL PROCEEDINGS.

We know of no active or pending legal proceedings against us, nor are we involved as a plaintiff in any proceedings or pending litigation. There are no proceedings in which any of our director, officers or affiliates, or any 5% or greater beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of June 30, 2023 and as of the date of this Annual Report on Form 10-K, none of our Ordinary Shares are listed on a nationally recognized stock exchange such as the Nasdaq Global Market, the Nasdaq Capital Market, the NYSE American stock exchange or quoted by the OTC Markets Group (OTCQX, OTCQB or Pink), and there is no established public trading market for the Ordinary Shares or any other class of common equity of the Company.

Holders

As of September 25, 2023, we have 21,500,000 Ordinary Shares issued and outstanding and no shares of preferred stock issued and outstanding.

As of September 25, 2023, we have approximately 60 shareholders of record.

Dividends

We have never declared or paid any dividends on our Ordinary Shares. We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Our director has sole discretion whether to pay dividends.

Our board of directors has complete discretion in deciding whether to distribute dividends, subject to certain restrictions under Cayman Islands law, namely that our company may only pay dividends out of profits or share premium, and provided always that in no circumstances may a dividend be paid if this would result in our company being unable to pay its debts as they fall due in the ordinary course of business. In addition, our shareholders may by special resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. Even if our board of directors decides to pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

The Cayman Islands Companies Act (the “Companies Act”) imposes restrictions on our ability to declare and pay dividends. Payment of dividends may be subject to China withholding taxes.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On August 18, 2022, we issued one (1) Ordinary Share, at par value, $0.00001 per share, to the incorporator of the Company, which was immediately transferred to our director and Chief Executive Officer, Sin Yi Cheng. On the same day, Sin Yi Cheng purchased an additional 99,999 Ordinary Shares for the total purchase price of $1.00.

On August 20, 2022, we sold 3,200,000 Ordinary Shares to two (2) additional founders at $0.00001 per share for the total purchase price of $32.00.

On August 23, 2022, we sold 18,150,000 Ordinary Shares to Sin Yi Cheng, and four (4) private investors at the purchase price of $0.007 per share, for the total purchase price of $127,050.

On September 19, 2022, we sold 50,000 Ordinary Shares to 50 private investors, at $0.007 per share for the total purchase price of $350.

Each of the Ordinary Share issuances were consummated in privately negotiated transactions exempt from registration in reliance on Regulation D under the Securities Act, or pursuant to Section 4(a)(2) of the Securities Act, or in reliance on Regulation S under the Securities Act regarding sales by an issuer in offshore transactions. No underwriters were involved in these issuances of Ordinary Shares, and the Company incurred no underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters or other expenses and total expenses in connection with the issuances of Ordinary Shares. The proceeds of the sale of the Ordinary Shares were used for general working capital purposes.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Protopia HK is an advisory and consulting company that also acts as a project manager to small- and medium-sized companies with business operations in Hong Kong to access international capital markets. We help such companies with the process of the initial listing on U.S. nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or quotation by the OTC Markets (OTCQX, OTCQB and Pink) by providing consulting, liaison and coordination services. We also assist these or other publicly traded companies that are listed on the national security exchanges or quoted by OTCQX and OTCQB with maintaining continuing eligibility requirements and compliance with those listing rules, regulations, or standards, as applicable. While our clients are currently businesses located in Hong Kong, we intend to expand the distribution of our services into mainland China as opportunities permit.

Results of Operations

Results of operations for the period from August 18, 2022 (inception) to June 30, 2023

Revenues

For the period from August 18, 2022 (inception) to June 30, 2023, the Company had revenue income of $10,024 which was the fee income in connection with services rendered by the Company to a client to prepare a form of the registration statement on Form S-1 for review and preparation of such registration statement by a qualified U.S. lawyer.

Cost of Revenue and Gross Profit

For the period from August 18, 2022 (inception) to June 30, 2023, the Company did not have any cost of revenues and gross profit.

General and administrative expenses

For the period from August 18, 2022 (inception) to June 30, 2023, the Company had general and administrative expenses of $55,927, which comprised of marketing expense of $844, business registration fee of $3,000, bank charges of $182, secretarial services fee of $1,510, audit fee of $39,000, incorporation expense of $4,700, legal fee of $6,000 and stock transfer agent fee of $691.

Tax expense

For the period from August 18, 2022 (inception) to June 30, 2023, the Company did not have any tax expense incurred.

Net loss

For the period from August 18, 2022 (inception) to June 30, 2023, the Company had a net loss of $45,903, which was a net result of a revenue income of $10,024, and general and administrative expenses of $55,927.

Liquidity and Capital Resources

As of June 30, 2023, we had $17,998 of cash, all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022, to the period end of June 30, 2023, we have met these requirements primarily through sales of our Ordinary Shares.

Cash Used in Operating Activities

For the period from August 18, 2022 (inception) to June 30, 2023, net cash used in operating activities was $19,059, which was the result of payment of marketing expense of $844, business registration fee of $3,000, bank charges of $182, secretarial services fee of $1,510, audit fee of $39,000, incorporation expense of $4,700, legal fee of $6,000, stock transfer agent fee of $691, revenue income of $10,024, and increment in accrued expenses of $26,844.

Cash Flows from Investing Activities

For the period from August 18, 2022 (inception) to June 30, 2023, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the period from August 18, 2022 (inception) to June 30, 2023, net cash from financing activities was $37,082 which was a result of proceeds from issuance of ordinary shares of $127,433, payment of offering costs of $129,301 and advance from a shareholder of $38,950.

Plan of Operations

Over the course of the 12 months following our initial public offering (“Public Offering”) pursuant to the registration statement on Form S-1 that was declared effective by the SEC on May 12, 2023 (the “registration Statement”), we plan to spend a substantial portion of our effort in the promotion of our services to potential clients. We intend to utilize the business network of shareholders, officers, directors and employees to identify potential opportunities.

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

Our estimated costs for the next 12 months will be $400,000. If we fail to raise sufficient capital in the Public Offering, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we are able to secure needed capital to support our day-to-day operations. If we do not have sufficient capital to support our day-to-day operations, our shareholders may lose their entire investment in us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Annual Report, as of June 30, 2023, the Company had $17,998 of cash all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. If the Company fails to raise sufficient capital in the Public Offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

The audited condensed consolidated financial statements included herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 3 to our audited financial statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Protopia Global Holdings Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of
Protopia Global Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Protopia Global Holdings Inc. (the “Company”) as of June 30, 2023, and the related consolidated statement of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the period from August 18, 2022 (inception) to June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the period from August 18, 2022 (inception) to June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses during the period from August 18, 2022 (inception) to June 30, 2023 and has an accumulated deficit and net cash used in operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 2 of the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since September 8, 2022.

San Mateo, California

September 28, 2023

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

As of June 30, 2023
ASSETS:
Current assets:
Cash	$17,998
Deferred offering costs	129,301
Total current assets	147,299

Total Assets	$147,299

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$26,844
Total current liabilities	26,844

Total Liabilities	$26,844

Commitments and contingencies	-

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of June 30, 2023	$215
Additional paid-in capital	166,168
Accumulated deficit	(45,903)
Accumulated other comprehensive loss	(25)
Total Shareholders’ Equity	$120,455

Total Liabilities and Shareholders’ Equity	$147,299

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

From August 18, 2022 (inception) to June 30, 2023
Revenue	$10,024
General and administrative expenses	(55,927)
Loss before tax expense	$(45,903)

Tax expense	-

Net loss	$(45,903)

Other comprehensive loss
Foreign currency translation loss	$(25)
Total comprehensive loss	$(45,928)

Weighted average shares outstanding, basic and diluted	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of August 18, 2022 (inception)	-	$-	$-	$-	$-	$-
Issuance of ordinary share for cash	21,500,000	215	127,218	-	-	127,433
Capital contribution from a shareholder	-	-	38,950	-	-	38,950
Net loss	-	-	-	(45,903)	-	(45,903)
Foreign currency translation	-	-	-	-	(25)	(25)
Balance as of June 30, 2023	21,500,000	$215	$166,168	$(45,903)	$(25)	$120,455

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

From August 18, 2022 (inception) to June 30, 2023
Cash flows from operating activities:
Net loss	$(45,903)
Adjustments to reconcile net loss to net cash used in operating activities	-
Changes in operating assets and liabilities
Accrued expenses	26,844
Net cash used in operating activities	(19,059)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	127,433
Capital contribution from a shareholder	38,950
Deferred offering costs	(129,301)
Net cash from financing activities	37,082

Effect of foreign currency exchange rate changes on cash	(25)

Net change in cash	17,998
Cash – beginning of the period	-
Cash – end of the period	$17,998

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM AUGUST 18, 2022 (INCEPTION) TO JUNE 30, 2023

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

2. GOING CONCERN

As of June 30, 2023, the Company had $17,998 of cash all of which will be used to pay the unpaid amount of the estimate costs of the Company’s Proposed Public Offering discussed in Note 4. If the Company fails to raise sufficient capital in this offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these financial statements. The financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principles of consolidation

The accompanying consolidated financial statements of the Company and its subsidiary are prepared pursuant to the rules and regulations of the U.S Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”). The accompanying consolidated financial statements reflect all adjustments that management considers necessary for a fair presentation of the results of operations for the period.

The accompanying consolidated financial statements have been prepared on a consolidated basis and reflect the consolidated financial statements of the Company and Protopia HK. All intercompany transactions and balances are eliminated on consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to optout is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Foreign currency translation

The Company’s consolidated financial statements are reported in United States dollars (“US$”), the Company’s presentation currency. The functional currency for the Company is US$ and the Company’s subsidiary in Hong Kong is Hong Kong dollars (“HK$”). The translation of the functional currencies of its subsidiary into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive loss under accumulated other comprehensive loss as a separate component of equity.

Monetary assets and liabilities of the Company and its subsidiary denominated in currencies other than the functional currency of the Company and subsidiary are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date.

Transactions of the Company and its subsidiary in currencies other than the Company’s and the subsidiary’s functional currencies are translated into the respective functional currencies at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of operation and comprehensive loss.

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2023
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8369

Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.8329

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $17,998 in cash and no cash equivalents as of June 30, 2023. The Company’s cash is held at well capitalized financial institutions, but they are not Federal Deposit Insurance Corporation insured; however, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2023, the Company has incurred deferred offering costs of $129,301.

Accrued expenses

Accrued expenses primarily include accrued professional fees.

Revenue and expense recognition

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company derives revenue principally from providing corporate advisory services. The Company enters into agreements with customers that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services transfer to the customer. It is customary practice for the Company to have written agreements with its customers and revenue on oral or implied arrangements is generally not recognized. The Company recognizes revenue based on the consideration specified in the applicable agreement.

Revenue from contracts with customers is recognized by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied.

Generally, revenue is recognized when the Company has negotiated the terms of the transaction, which includes determining either the overall price, or the price for each performance obligation in the form of a service, the service has been delivered to the customer, no obligation is outstanding regarding that service, and the Company is reasonably assured that funds have been or will be collected from the customer.

The Company provides consultancy services towards small- and medium-sized non-U.S. businesses for initial public offering process.

On September 23, 2022, the Company entered into a service agreement with a customer in South Korea to prepare a registration statement in connection with a possible self-underwritten initial public offering (the “service agreement”). The Company delivered the draft of the registration statement to the customer, in accordance with the terms of the service agreement during the period from August 18, 2022 (inception) to June 30, 2023. The Company recognizes revenue when it satisfies a performance obligation by providing corporate advisory services to a customer.

The Company has no outstanding contracts with any of its customers as of June 30, 2023.

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

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$255,203 (HK$2,000,000), and 16.5% on any part of assessable profits over US$255,203 (HK$2,000,000).

Comprehensive loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive loss, its components and accumulated balances. Comprehensive loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive loss is not included in the computation of income tax expense or benefit.

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities during the period from August 18, 2022 (inception) to June 30, 2023.

Recently adopted accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

5. CASH

As of
June 30, 2023
Cash on hand	$383
Cash at bank account of an escrow agent	17,615
Total	$17,998

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

6. SHARE CAPITAL

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

As of June 30, 2023, the Company had 21,500,000 issued and outstanding ordinary shares.

7. CONCENTRATION AND RISKS

(a) Concentration

As of June 30, 2023, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2023 and up through September 28, 2023, the date that the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal financial officer (who is our Chief Financial Officer and a Director), is directly involved in the day-to-day operations of the Company. As of June 30, 2023, we conducted, under the supervision and with the participation of our principal financial officer, an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. As of June 30, 2023 our disclosure controls and procedures were determined to be effective.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding our director and executive officer as of the date of this prospectus.

Directors and Executive Officers	Age	Position/Title
Sin Yi CHENG	37	President and Director

Ka Ki WONG	42	Chief Financial Officer, Chief Operating Officer and Director

The following are brief biographies of each of our executive officers and directors:

Sin Yi Cheng, President and Director,

Sin Yi Cheng was appointed as our director on August 18, 2022, and as our President on August 30, 2022. Ms. Cheng has accumulated over 15 years of experience in business management and finance. Ms. Cheng has served as Chief Financial Officer at Goldman Technology Holdings Limited since February 2018; she co-founded Road to Greatness Consultancy Company Ltd., a company engaged in career development trainings, in 2017; she was an Executive Officer of Cherry Body Fashions Manufacturing Limited, handling all operational matters and external affairs from December 2012 to October 2017, and a wealth and financial planner at MassMutual Asia Ltd. from August 2008 to August 2012. Ms. Cheng obtained a degree of Bachelor of International Hotel & Tourism Management from the International Hotel Management Institute, Switzerland in December 2004 and a Master of Business Administration from Kurt Bosch University in Switzerland in July 2008.

Ms. Cheng’s business management and financial experience led to the conclusion that she should serve as one of our directors.

Ka Ki Wong, Chief Financial Officer, Chief Operating Officer and Director

Mr. Wong serves as our Chief Financial Officer, Chief Operating Officer and director since August 30, 2022. Mr. Wong has over 15 years of experience in corporate management, financial budgeting and risk management, analyzing and managing companies.

He has served as a director of Flywheel Financial Strategy (Hong Kong) Company Limited, a Hong Kong financial company, since 2020; he co-founded Keypoint Group Limited, an educational company in 2019, where he also served as a director until March 2020, managing e-marketing, management and production of events and developing technology, including VR technology, to be used in education environment; he was the chief data analyst officer at Road to Greatness Corporation, from April 2017 to May 2019; and prior to that, from 2007 to 2017, he was a data analyst manager at Wilson Parking Australia. Mr. Wong obtained his Bachelor of Computer Science and Technology in 2005 from University of Sydney, Australia.

Mr. Wang’s extensive experience in corporate management, financial budgeting and risk management led to the conclusion that he should serve as one of our directors.

Terms of Directors and Officers

The directors of the Company may be elected by a resolution of our board of directors, or by an ordinary resolution of our shareholders. The directors are not subject to a term of office and hold office until such time as they are removed from office by ordinary resolution of the shareholders. A director will cease to be a director if, among other things, the director (i) becomes bankrupt or makes any arrangement or composition with his creditors; (ii) dies or is found by our company to be or becomes of unsound mind, (iii) resigns his office by notice in writing to the company, or (iv) without special leave of absence from our board, is absent from three consecutive board meetings and our directors resolve that his office be vacated, or (v) is removed from office by ordinary resolution, or pursuant to any other provisions of our articles of association.

A director is not required to hold any shares in our company to qualify to serve as a director. A director who is in any way, whether directly or indirectly, interested in a contract or transaction or proposed contract or transaction with our company is required to declare the nature of his interest at a meeting of our directors. A director may vote with respect to any contract or transaction or proposed contract or transaction notwithstanding that he may be interested therein, and if he does so his vote shall be counted and he may be counted in the quorum at any meeting of our directors at which any such contract or transaction is considered. Our directors may exercise all the powers of our company to borrow money, mortgage or charge its undertaking, property and uncalled capital and to issue debentures or other securities whenever money is borrowed or as security for any debt, liability or obligation of our company or of any third party.

Our officers are elected by and serve at the discretion of the board of directors. Our directors are not subject to a term of office and hold office until their resignation, death or incapacity, or until their respective successors have been elected and qualified or until his or her office is otherwise vacated in accordance with our articles of association.

Family Relationships

There are no family relationships among our directors or executive officers and the Company.

Involvement in Certain Legal Proceedings

During the past ten years, none of our current directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Business Conduct and Ethics

On November 22, 2022, we adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees. The Code of Business Conduct and Ethics is attached as Exhibit 14.1 to the Form S-1 registration statement filed with the Commission on January 20, 2023 and is incorporated by reference hereto.

Committees of the Board of Directors

The Company does not currently have, and does not currently intend to establish, any committees of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

No executive compensation was paid during the period from the date of incorporation to the period ended June 30, 2023. Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award our executives or the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2023.

Potential Payments Upon Termination or Change-of-Control

None of our named executive officers or directors are entitled to any payments upon termination or change-of-control.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Employment Agreements

We have no employment agreements with any of our named executive officers or directors.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have, and does not currently intend to establish, a Compensation Committee of the Board of Directors.

Compensation Committee Report

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this prospectus, the beneficial ownership of our Ordinary Shares by each executive officer and director, by each person known by us to beneficially own more than 5% of our Ordinary Shares and by the executive officers and directors as a group. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the Ordinary Shares indicated. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our Ordinary Shares.

All of our shareholders, including the shareholders listed below, have the same voting rights attached to their Ordinary Shares. See our Articles of Association of the Company attached as Exhibit 3.1 to the Form S-1 registration statement filed with the Commission on January 20, 2023 and is incorporated by reference hereto.

None of our principal shareholders or our director and executive officers have different or special voting rights with respect to their Ordinary Shares.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 21,500,000 Ordinary Shares issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our Ordinary Shares.

Title of Class	Name of Beneficial Owner	Ordinary Shares Beneficially Owned Prior to this Offering	Percent of Class
Current Executive Officers And Directors (Ordinary Shares)	Sin Yi CHENG(1)	12,100,000	56.28%
	Ka Ki WONG(2)	2,200,000	10.23%

Officers and Director as a Group (Ordinary Shares)		14,300,000	66.51%

Other ≥ 5% Beneficial Owners (Ordinary Shares)	So Ha TSANG(3)	2,000,000	9.30%
	Tak Seng TAM(4)	1,800,000	8.37%
	Kai Shun KWONG(5)	1,200,000	5.58%
	Yiu Chung HO(6)	1,100,000	5.12%

(1)	The address of Sin Yi CHENG is 18 8 Wang Sin House, Cheung Wang Estate, Tsing Yi Central, New Territories, Hong Kong
(2)	The address of Ka Ki WONG is Room 3222, Shin Lai House, Tseung Kwan O, New Territories, Hong Kong
(3)	The address of So Ha TSANG is 19D, Block 7, Tsui Chuk Garden, Wong Tai Sin, Kowloon, Hong Kong
(4)	The address of Tak Seng TAM is Flat E, 25/F, Block 4, Tsing Yi Garden, Tsing Yi, New Territories, Hong Kong
(5)	The address of Kai Shun KWONG is Room 2302, 23/F, Block L, Luk Yeung Sun Chuen, 22 Wai Tsuen Road, Tsuen Wan, New Territories, Hong Kong
(6)	The address of Yiu Chung HO is Flat 3D, Hua Fung Mansion, 7-9A Tin Heung Street, Kwun Tong, Kowloon, Hong Kong

As of the date of this prospectus, none of our outstanding Ordinary Shares are held by record holders in the United States. We are not aware of any arrangement that may result in a change of control of the Company at a subsequent date.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity compensation plans or equity awards at the year ended June 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the period from incorporation until the date of this Annual Report on Form 10-K, there have been no transactions to which the Company was a party in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Office Space and Equipment

We utilize the office space and equipment of Flywheel at no cost with Flywheel’s permission. Ka Ki Wong, our director, Chief Financial Officer and Chief Operating Officer, who is also a director of Flywheel.

Director Independence

We are not listed on any exchange that requires directors to be independent. We have not:

●	Established our own definition for determining whether our directors or nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company; nor

●	Established any committees of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the period from August 18, 2022 (inception) to June 30, 2023.

WCC, P.C.	As of June 30, 2023
Audit fees	$43,000
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$43,000

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory filings, if any.

Audit-Related Fees. These fees were comprised of fees related to the consent relates to our Form S-1 filings.

Tax Fees. These fees relate to our tax compliance and tax advisory projects, if any.

All Other Fees. These fees were comprised of assistance in preparation of our periodical reports to the Company, if any.

Pre-Approval Policies and Procedures

Currently, we do not have a separately designed audit committee. Instead, our entire board of directors performs those functions. Accordingly, our board of directors was responsible for pre-approving all services provided by our independent registered public accounting firm. The above fees were reviewed and approved by our board of directors before the services were rendered.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)	Our financial statements are listed in the index under Item 8 of this document; and

(2)	Any financial statement schedules omitted because they are not applicable, not material or the required information are shown in the financial statements or notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.1 to form S-1 Registration Statement filed on January 20, 2023) *
3.2	Memorandum of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.2 to form S-1 Registration Statement filed on January 20, 2023) *
10.1	Professional services agreement between Protopia International Company Limited and Bosung Meditech Co., Ltd. (incorporated by reference to Exhibit 10.1 to form S-1 Registration Statement filed on January 20, 2023) *
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to form S-1 Registration Statement filed on January 20, 2023) *
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to form S-1 Registration Statement filed on January 20, 2023) *
23.1	Consent of WCC, P.C., Independent Registered Public Accounting Firm **
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase ***
101.LAB	XBRL Taxonomy Extension Label Linkbase ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Incorporated by reference to Registration Statement on Form S-1 filed January 20, 2023.
**	Filed herewith.
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protopia Global Holdings Inc.

By:	/s/ Sin Yi Cheng
Sin Yi CHENG
President and Director

		Dated:	September 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sin Yi CHENG	(Principal Executive Officer)	September 28, 2023

/s/ Ka Ki WONG	(Principal Financial and Accounting Officer)	September 28, 2023

SIGNATURE OF AUTHORIZED REPRESENTATIVE OF THE REGISTRANT

Pursuant to the Securities Act, the undersigned, the duly authorized representative in the United States of America of Protopia Global Holdings Inc. has signed this registration statement or amendment thereto in New York, New York on September 28, 2023.

AUTHORIZED U.S. REPRESENTATIVE

The Crone Law Group P.C.

By:	/s/ Mark Crone
Name:	Mark Crone
Title:	Managing Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant’s last fiscal year nor any proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders. We do not expect to furnish to security holders subsequent to the filing of this Annual Report of Form 10-K for the fiscal year ended June 30, 2023, any such annual report or proxy statement, form of proxy or other proxy soliciting material.