Form 10-Q
period 2023-12-31
Protopia Global Holdings Inc.
filed 2024-02-14
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 13, 2024, the registrant had 21,500,000 ordinary shares issued and outstanding.

PROTOPIA GLOBAL HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2023

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

Protopia Global Holdings Inc.

Financial Statements

Index to the Consolidated Financial Statements

Content	Page
Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023 and Consolidated Balance Sheet as of June 30, 2023	3

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2023 and 2022, and for the Six Months Ended December 31, 2023 and for the period from August 18, 2022 (Inception) to December 31, 2022	4

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended December 31, 2023 and 2022, for the Six Months Ended December 31, 2023 and for the period from August 18, 2022 (inception) to December 31, 2022	5

Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2023 and for the period from August 18, 2022 (inception) to December 31, 2022	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-12

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

	As of December 31, 2023	As of June 30, 2023
	(Unaudited)	(Audited)
ASSETS:

Current assets:
Cash	$9,953	$17,998
Deferred offering costs	129,301	129,301
Total current assets	139,254	147,299

Total Assets	$139,254	$147,299

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accrued expenses	$10,024	$26,844
Total current liabilities	10,024	26,844

Total Liabilities	$10,024	$26,844

Commitments and contingencies

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023	$215	$215
Additional paid-in capital	209,075	166,168
Accumulated deficit	(80,034)	(45,903)
Accumulated other comprehensive loss	(26)	(25)
Total Shareholders’ Equity	$129,230	$120,455

Total Liabilities and Shareholders’ Equity	$139,254	$147,299

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended December 31,		For the six months ended December 31,	From August 18, 2022 (inception) to December 31,
	2023	2022	2023	2022
General and administrative expenses	(16,240)	(873)	(34,131)	(25,547)

Loss before tax expense	$(16,240)	$(873)	$(34,131)	$(25,547)

Tax expense	-	-	-	-

Net Loss	$(16,240)	$(873)	$(34,131)	$(25,547)

Other comprehensive loss
Foreign currency translation loss	$(2)	$(25)	$(1)	$(46)
Total comprehensive loss	$(16,242)	$(898)	$(34,132)	$(25,593)

Weighted average shares outstanding-basic and diluted	21,500,000	21,500,000	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

Three Months Ended December 31, 2022 and from August 18, 2022 (inception) to December 31, 2022

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of August 18, 2022 (inception)	-	$-	$-	$-	$-	$-
Issuance of ordinary share for cash	21,500,000	215	127,218	-	-	127,433
Net loss	-	-	-	(24,674)	-	(24,674)
Foreign currency translation	-	-	-	-	(21)	(21)
Balance as of September 30, 2022	21,500,000	$215	$127,218	$(24,674)	$(21)	$102,738
Net loss	-	-	-	(873)	-	(873)
Foreign currency translation	-	-	-	-	(25)	(25)
Balance as of December 31, 2022	21,500,000	$215	$127,218	$(25,547)	$(46)	$101,840

Three and Six Months Ended December 31, 2023

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2023	21,500,000	$215	$166,168	$(45,903)	$(25)	$120,455
Net loss	-	-	-	(17,891)	-	(17,891)
Capital contribution from a shareholder	-	-	844	-	-	844
Foreign currency translation	-	-	-	-	1	1
Balance as of September 30, 2023	21,500,000	$215	$167,012	$(63,794)	$(24)	$103,409
Net loss	-	-	-	(16,240)	-	(16,240)
Capital contribution from a shareholder	-	-	42,063	-	-	42,063
Foreign currency translation	-	-	-	-	(2)	(2)
Balance as of December 31, 2023	21,500,000	$215	$209,075	$(80,034)	$(26)	$129,230

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	For the six months ended	From August 18, 2022 (inception) to
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(34,131)	$(25,547)

Changes in operating assets and liabilities:
Accrued expenses	(16,820)	10,000
Deferred revenue	-	10,046
Net cash used in operating activities	(50,951)	(5,501)

Cash flows from financing activities:
Prepayment	-	(5,000)
Proceeds from issuance of ordinary shares	-	127,433
Capital contribution from a shareholder	42,907	-
Deferred offering costs	-	(96,809)
Accrued deferred offering costs	-	53,835
Net cash generated from financing activities	42,907	79,459

Effect of foreign currency exchange rate changes on cash	(1)	(46)

Net change in cash	(8,045)	73,912
Cash – beginning of the period	17,998	-
Cash – end of the period	$9,953	$73,912

Supplemental cash flow information
Cash paid for income tax	-	-

Supplemental disclosures of non-cash financing activities:
Deferred offering costs included in accrued deferred offering costs	-	123,670

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

2. GOING CONCERN

The Company has incurred loss of US$34,131 and had net cash used in operating activities of US$50,951 for the six months ended December 31, 2023. If the Company fails to raise sufficient capital in this offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

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

The unaudited condensed consolidated financial statements as of December 31, 2023 and June 30, 2023 and for the three months ended December 31, 2022 and 2023, and for the six months ended December 31, 2023 and from August 18, 2022 (inception) to December 31, 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months and six months ended December 31, 2023 and from August 18, 2022 (inception) to December 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of December 31, 2023	As of June 30, 2023
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8090	US$1=HK$7.8369

	For the six months ended December 31, 2023	From August 18, 2022 (inception) to December 31, 2022
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.8193	US$1=HK$7.8488

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had US$9,953 in cash and no cash equivalents as of December 31, 2023. The Company’s cash is held at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of December 31, 2023 and June 30, 2023, the Company has incurred deferred offering costs of $129,301.

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

The Company has no outstanding contracts with any of its customers as of December 31, 2023.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$256,115 (HK$2,000,000), and 16.5% on any part of assessable profits over US$256,115 (HK$2,000,000).

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the for the period from August 18, 2022 (inception) to December 31, 2022 and for the six months ended December 31, 2023.

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

5. CASH

	As of	As of
	December 31, 2023	June 30, 2023
Cash on hand	$383	$383
Cash at bank account of an escrow agent	9,570	17,615
Total	$9,953	$17,998

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

As of December 31, 2023, the Company had 21,500,000 issued and outstanding ordinary shares.

During the six months ended December 31, 2023, Sin Yi Cheng made capital contributions of $42,907 to the Company for working capital purpose. No additional ordinary shares were issued for these contributions.

7. CONCENTRATION AND RISKS

(a) Concentration

As of December 31, 2023, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of December 31, 2023 and up through February 14, 2024, the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

The registration statement for the sale of up to 1,000,000 shares of the Company was declared effective by the SEC on May 12, 2023. As of December 31, 2023, the Company has sold an aggregate of no ordinary shares generating an aggregate of $nil to the Company.

Results of Operations

Results of operations for the three months ended December 31, 2023 and December 31, 2022, the six months ended December 31, 2023 and the period from August 18, 2022 (inception) to December 31, 2022

Revenues

For the three months ended December 31, 2023 and December 31, 2022, the six months ended December 31, 2023 and the period from August 18, 2022 (inception) to December 31, 2022, the Company did not have any revenue income.

Cost of Revenue and Gross Profit

For the three months ended December 31, 2023 and December 31, 2022, the six months ended December 31, 2023 and the period from August 18, 2022 (inception) to December 30, 2022, the Company did not have any cost of revenues and gross profit.

General and administrative expenses

For the three months ended December 31, 2023, the Company had general and administrative expenses of $16,240 which comprised of bank charges of $65, audit fee of $4,000, filing fee of $1,975, escrow agent fee of $2,500, legal fee of $6,000, secretary fee of $1,600 and sundry expenses of $100.

For the three months ended December 31, 2022, the Company had general and administrative expenses of $873 which comprised of bank charges of $23, secretary fee of $610, stock transfer agent fee of $198 and foreign exchange loss of $42.

For the six months ended December 31, 2023, the Company had general and administrative expenses of $34,131 which comprised of bank charges of $146, audit fee of $9,188, filing fee of $8,038, escrow agent fee of $2,500, legal fee of $12,000, secretary fee of $1,600, sundry expenses of $300 and computer & software expense of $359.

For the period from August 18, 2022 (inception) to December 31, 2022, the Company had general and administrative expenses of $25,547, which comprised of audit fee of $20,000, bank charges of $39, secretary fee of $610 and stock transfer agent fee of $198 and incorporation expense of $4,700.

Tax expense

For the three months ended December 31, 2023 and December 31, 2022, the six months ended December 31, 2023, and the period from August 18, 2022 (inception) to December 31, 2022, the Company did not have any tax expense incurred.

Net loss

For the three months ended December 31, 2023, the Company had a net loss of $16,240, which was a result of general and administrative expenses of $16,240.

For the three months ended December 31, 2022, the Company had a net loss of $873, which was a result of general and administrative expenses of $873.

For the six months ended December 31, 2023, the Company had a net loss of $34,131, which was a result of general and administrative expenses of $34,131.

For the period from August 18, 2022 (inception) to December 31, 2022, the Company had a net loss of $25,547, which was a result of general and administrative expenses of $25,547.

Liquidity and Capital Resources

As of December 31, 2023, we had $9,953 of cash, all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022, to December 31, 2023, we have met these requirements primarily through sales of our ordinary shares.

Cash Used in Operating Activities

For the six months ended December 31, 2023, net cash used in operating activities was $50,951, which was the result of payment of bank charges of $146, audit fee of $9,188, filing fee of $8,038, escrow agent fee of $2,500, legal fee of $12,000, secretary fee of $1,600, sundry expenses of $300, computer & software expense of $359 and increment in accrued expenses of $16,820.

For the period from August 18, 2022 (inception) to December 31, 2022, net cash used in operating activities was $5,501, which was the result of payment of audit fee of $20,000, bank charges of $39, secretary fee of $610 and stock transfer agent fee of $198, incorporation expense of $4,700 and decrease in accrued expenses of $10,000 and deferred revenue of $10,046.

Cash Flows from Investing Activities

For the six months ended December 31, 2023 and the period from August 18, 2022 (inception) to December 31, 2022, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the six months ended December 31, 2023, net cash from financing activities was $42,907 which was a result of capital contribution from a shareholder of $42,907.

For the period from August 18, 2022 (inception) to December 31, 2022, net cash from financing activities was $79,459 which was a result of payment of prepayment $5,000, proceeds from issuance of ordinary shares of $127,433, payment of offering costs of $96,809 and accrued deferred offering costs of $53,835.

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

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Quarterly Report, as of December 31, 2023, the Company had $9,953 of cash all of which will be used to pay the unpaid amount of the estimated costs of the Company’s Public Offering. If the Company fails to raise sufficient capital in the Public Offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (our President) and our principal financial officer (our Chief Financial Officer), who are directly involved in the day-to-day operations of the Company, as of December 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. As of December 31, 2023, our disclosure controls and procedures were determined to be effective.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Public Offering

Pursuant to the Public Offering, the Company is offering 1,000,000 shares of ordinary shares for sale in a primary offering. The offered shares will be sold on behalf of the Company, on a best effort basis, by the Company’s shareholders, officers and directors. There is no minimum number of shares to be sold up to a maximum of 1,000,000 shares of ordinary shares to be sold. The Company’s management expects the Public Offering to be closed before June 30, 2024.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: February 14, 2024	By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Ka Ki Wong
Ka Ki Wong
Chief Financial Officer (Principal Financial and Accounting Officer)