Form 10-K
period 2024-06-30
Protopia Global Holdings Inc.
filed 2024-10-15
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of December 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 21,500,000 shares of the Registrant’s common stock outstanding of which 7,200,000 shares of voting stock were held by non-affiliates of the Registrant. The aggregate value of shares of stock held by non-affiliates of the Registrant cannot be calculated because the shares of common stock of the Registrant are listed are not listed on a nationally recognized stock exchange or quoted by the OTC Markets Group.

As of October 15, 2024, the registrant had 21,500,000 ordinary shares issued and outstanding.

TABLE OF CONTENTS

Protopia Global Holdings Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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

Corporate Structure

The Company is the 100% owner of Protopia International Company Limited, a company incorporated in Hong Kong on August 26, 2022.

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

Business Development

We have generated $Nil service income and have accumulated losses in the amount of $124,751 for fiscal year ended June 30, 2024. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Since the date of incorporation to June 30, 2024, our efforts had been devoted primarily to startup and development activities, which include the following:

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

Employees

As of June 30, 2024, we did not have any employees.

Intellectual Property

We do not own or license any intellectual property.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risk.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of June 30, 2024 and as of the date of this Annual Report on Form 10-K, none of our Ordinary Shares are listed on a nationally recognized stock exchange such as the Nasdaq Global Market, the Nasdaq Capital Market, the NYSE American stock exchange or quoted by the OTC Markets Group (OTCQX, OTCQB or Pink), and there is no established public trading market for the Ordinary Shares or any other class of common equity of the Company.

Holders

As of October 15, 2024, we have 21,500,000 Ordinary Shares issued and outstanding and no shares of preferred stock issued and outstanding.

As of October 15, 2024, we have approximately 60 shareholders of record.

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

None.

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

Results of Operations

Results of operations for the period from July 1, 2023 to June 30, 2024 and period from August 18, 2022 (inception) to June 30, 2023

Revenues

For the period from July 1, 2023 to June 30, 2024, the Company did not have any revenue income.

For the period from August 18, 2022 (inception) to June 30, 2023, the Company had revenue income of $10,024 which was the fee income in connection with services rendered by the Company to a client to prepare a form of the registration statement on Form S-1 for review and preparation of such registration statement by a qualified U.S. lawyer.

Cost of Revenue and Gross Profit

For the period from July 1, 2023 to June 30, 2024 and period from August 18, 2022 (inception) to June 30, 2023, the Company did not have any cost of revenues and gross profit.

General and administrative expenses

For the period from July 1, 2023 to June 30, 2024, the Company had general and administrative expenses of $78,848, which comprised of bank charges of $187, secretarial services fee of $6,705, audit fee of $28,023, edgar filing expense of $11,772, legal fee of $27,406, escrow agent fee of $2,500, computer and software expense of $358, stock transfer agent fee of $1,332 and sundry expense of $565.

For the period from August 18, 2022 (inception) to June 30, 2023, the Company had general and administrative expenses of $55,927, which comprised of marketing expense of $844, business registration fee of $3,000, bank charges of $182, secretarial services fee of $1,510, audit fee of $39,000, incorporation expense of $4,700, legal fee of $6,000 and stock transfer agent fee of $691.

Tax expense

For the period from July 1, 2023 to June 30, 2024 and period from August 18, 2022 (inception) to June 30, 2023, the Company did not have any tax expense incurred.

Net loss

For the period from July 1, 2023 to June 30, 2024, the Company had a net loss of $78,848, which was a net result of a general and administrative expenses of $78,848.

For the period from August 18, 2022 (inception) to June 30, 2023, the Company had a net loss of $45,903, which was a net result of a revenue income of $10,024, and general and administrative expenses of $55,927.

Liquidity and Capital Resources

As of June 30, 2024, we had $1,493 of cash all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022, to the period end of June 30, 2024, we have met these requirements primarily through sales of our Ordinary Shares.

Cash Used in Operating Activities

For the period from July 1, 2023 to June 30, 2024, net cash used in operating activities was $65,153, which was the result of payment of bank charges of $187, secretarial services fee of $6,705, audit fee of $28,023, edgar filing expense of $11,772, legal fee of $27,406, escrow agent fee of $2,500, computer and software expense of $358, stock transfer agent fee of $1,332 and sundry expense of $565, Prepayment of $60 and increment in accrued expenses of $13,755.

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

Cash Flows from Investing Activities

For the period from July 1, 2023 to June 30, 2024 and period from August 18, 2022 (inception) to June 30, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the period July 1, 2023 to June 30, 2024, net cash from financing activities was $48,649 which was a result of advance from a shareholder of $48,649.

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

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Annual Report, as of June 30, 2024, the Company had $1,493 of cash all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. If the Company fails to raise sufficient capital in the Public Offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Protopia Global Holdings Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Protopia Global Holdings Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Protopia Global Holdings Inc. and Subsidiary (the “Company”) as of June 30, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Going Concern – As discussed in Note 2 to the consolidated financial statements, the Company has a going concern due to negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

October 15, 2024

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

San Mateo, California

September 28, 2023

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

	As of June 30, 2024	As of June 30, 2023
ASSETS:
Current assets:
Cash	$1,493	$17,998
Deferred offering costs	129,301	129,301
Prepayment	60	-
Total current assets	130,854	147,299

Total Assets	$130,854	$147,299

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$40,599	$26,844
Total current liabilities	40,599	26,844

Total Liabilities	$40,599	$26,844

Commitments and contingencies	-	-

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of June 30, 2023	$215	$215
Additional paid-in capital	214,817	166,168
Accumulated deficit	(124,751)	(45,903)
Accumulated other comprehensive loss	(26)	(25)
Total Shareholders’ Equity	$90,255	$120,455

Total Liabilities and Shareholders’ Equity	$130,854	$147,299

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	From July 1, 2023 to June 30, 2024	From August 18, 2022 (inception) to June 30, 2023
Revenue	$-	$10,024
General and administrative expenses	(78,848)	(55,927)
Loss before tax expense	$(78,848)	$(45,903)

Tax expense	-	-

Net loss	$(78,848)	$(45,903)

Other comprehensive loss
Foreign currency translation loss	$(26)	$(25)
Total comprehensive loss	$(78,874)	$(45,928)

Weighted average shares outstanding, basic and diluted	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of August 18, 2022 (inception)	-	$-	$-	$-	$-	$-
Issuance of ordinary share for cash	21,500,000	215	127,218	-	-	127,433
Capital contribution from a shareholder	-	-	38,950	-	-	38,950
Net loss	-	-	-	(45,903)	-	(45,903)
Foreign currency translation	-	-	-	-	(25)	(25)
Balance as of June 30, 2023	21,500,000	$215	$166,168	$(45,903)	$(25)	$120,455
Capital contribution from a shareholder	-	-	48,649	-	-	48,649
Net loss	-	-	-	(78,848)	-	(78,848)
Foreign currency translation	-	-	-	-	(1)	(1)
Balance as of June 30, 2024	21,500,000	$215	$214,817	$(124,751)	$(26)	$90,255

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	From July 1, 2023 to June 30, 2024	From August 18, 2022 (inception) to June 30, 2023
Cash flows from operating activities:
Net loss	$(78,848)	$(45,903)
Adjustments to reconcile net loss to net cash used in operating activities		-
Changes in operating assets and liabilities	-	-
Accrued expenses	13,755	26,844
Prepayment	(60)	-
Net cash used in operating activities	(65,153)	(19,059)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	-	127,433
Capital contribution from a shareholder	48,649	38,950
Deferred offering costs	-	(129,301)
Net cash from financing activities	48,649	37,082

Effect of foreign currency exchange rate changes on cash	(1)	(25)

Net change in cash	(16,505)	17,998
Cash – beginning of the period	17,998	-
Cash – end of the period	$1,493	$17,998

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JULY 1, 2023 TO JUNE 30, 2024

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

2. GOING CONCERN

As of June 30, 2024, the Company had $1,493 of cash all of which will be used to pay the unpaid amount of the estimate costs of the Company’s Proposed Public Offering discussed in Note 4. If the Company fails to raise sufficient capital in this offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these financial statements. The financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2024	June 30, 2023
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8096	US$1=HK$7.8369

Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.8210	US$1=HK$7.8329

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of June 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,493 in cash and no cash equivalents as of June 30, 2024. The Company’s cash is held at well capitalized financial institutions, but they are not Federal Deposit Insurance Corporation insured; however, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2024 and 2023, the Company has incurred deferred offering costs of $129,301.

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

The Company has no outstanding contracts with any of its customers as of June 30, 2024.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$256,095 (HK$2,000,000), and 16.5% on any part of assessable profits over US$256,095 (HK$2,000,000).

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities during the period from July 1, 2023 to June 30, 2024.

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

5. CASH

	As of	As of
	June 30, 2024	June 30, 2023
Cash on hand	$383	$383
Cash at bank account of an escrow agent	1,110	17,615
Total	$1,493	$17,998

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

As of June 30, 2024, the Company had 21,500,000 issued and outstanding ordinary shares.

7. CONCENTRATION AND RISKS

(a) Concentration

As of June 30, 2024, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2024 and up through October 15, 2024, the date that the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended June 30, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended June 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024 our internal controls over financial reporting were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and policies

During the period ended June 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding our director and executive officer as of the date of this prospectus.

Directors and Executive Officers	Age	Position/Title
Sin Yi Cheng	38	President and Director

Ka Ki Wong	43	Chief Financial Officer, Chief Operating Officer and Director

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Business Conduct and Ethics

On November 22, 2022, we adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees. The Code of Business Conduct and Ethics is attached as Exhibit 14.1 to the Form S-1 registration statement filed with the Commission on January 20, 2023, and is incorporated by reference hereto.

Committees of the Board of Directors

The Company does not currently have, and does not currently intend to establish, any committees of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

No executive compensation was paid during the fiscal year period ended June 30, 2024. Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award our executives or the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2024.

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

Compensation Clawback Disclosures

None.

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

Title of Class	Name of Beneficial Owner	Ordinary Shares Beneficially Owned Prior to this Offering	Percent of Class
5% or more beneficial owners (Ordinary Shares)	So Ha Tsang(3)	2,000,000	9.30%
	Tak Seng Tam(4)	1,800,000	8.37%
	Kai Shun Kwong(5)	1,200,000	5.58%
	Yiu Chung Ho(6)	1,100,000	5.12%

Current Executive Officers and Directors (Ordinary Shares)	Sin Yi CHENG(1)	12,100,000	56.28%
	Ka Ki WONG(2)	2,200,000	10.23%

Officers and Director as a Group (Ordinary Shares)		14,300,000	66.51%

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

We had no outstanding equity compensation plans or equity awards at the year ended June 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

For the fiscal year ended June 30, 2024, there have been no transactions to which the Company was a party in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the period from August 18, 2022 (inception) to June 30, 2024.

BCRG Group	As of June 30, 2024
Audit fees	$15,000
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$15,000

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)	Our financial statements are listed in the index under Item 8 of this document; and

(2)	Any financial statement schedules omitted because they are not applicable, not material or the required information are shown in the financial statements or notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.1 to form S-1 Registration Statement filed on January 20, 2023) *
3.2	Memorandum of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.2 to form S-1 Registration Statement filed on January 20, 2023) *
10.1	Professional services agreement between Protopia International Company Limited and Bosung Meditech Co., Ltd. (incorporated by reference to Exhibit 10.1 to form S-1 Registration Statement filed on January 20, 2023) *
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to form S-1 Registration Statement filed on January 20, 2023) *
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to form S-1 Registration Statement filed on January 20, 2023) *
23.1	Consent of WCC, P.C., Independent Registered Public Accounting Firm **
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Company’s Principal Executive Officer Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase ***
101.LAB	XBRL Taxonomy Extension Label Linkbase ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Incorporated by reference to Registration Statement on Form S-1 filed January 20, 2023.
**	Filed herewith.
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protopia Global Holdings Inc.

By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director

Dated: October 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sin Yi Cheng	(Principal Executive Officer)	October 15, 2024

/s/ Ka Ki Wong	(Principal Financial and Accounting Officer)	October 15, 2024