Form 10-Q
period 2024-09-30
Protopia Global Holdings Inc.
filed 2024-11-13
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 21,500,000 ordinary shares issued and outstanding.

PROTOPIA GLOBAL HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

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

Protopia Global Holdings Inc.

Financial Statements

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

	As of September 30, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$16,787	$1,493
Deferred offering costs	129,301	129,301
Prepayment	60	60
Total current assets	146,148	130,854

Total Assets	$146,148	$130,854

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accrued expenses	$37,834	$40,599
Total current liabilities	37,834	40,599

Total Liabilities	$37,834	$40,599

Commitments and contingencies

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024	$215	$215
Additional paid-in capital	248,535	214,817
Accumulated deficit	(140,402)	(124,751)
Accumulated other comprehensive loss	(34)	(26)
Total Shareholders’ Equity	$108,314	$90,255
Total Liabilities and Shareholders’ Equity	$146,148	$130,854

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended September 30,	For the three months ended September 30,
	2024	2023
General and administrative expenses	(15,651)	(17,891)
Loss before tax expense	$(15,651)	$(17,891)

Tax expense	-	-

Net Loss	$(15,651)	$(17,891)

Other comprehensive (loss) income
Foreign currency translation gain (loss) income	$(8)	$1
Total comprehensive loss	$(15,659)	$(17,890)

Weighted average shares outstanding- basic and diluted	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

For the three Months Ended September 30, 2023

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2023	21,500,000	$215	$166,168	$(45,903)	$(25)	$120,455
Net loss	-	-	-	(17,891)	-	(17,891)
Capital contribution from a shareholder	-	-	844	-	-	844
Foreign currency translation	-	-	-	-	1	1
Balance as of September 30, 2023	21,500,000	$215	$167,012	$(63,794)	$(24)	$103,409

For the three Months Ended September 30, 2024

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2024	21,500,000	$215	$214,817	$(124,751)	$(26)	$90,255
Net loss	-	-	-	(15,651)	-	(15,651)
Capital contribution from a shareholder	-	-	33,718	-	-	33,718
Foreign currency translation	-	-	-	-	(8)	(8)
Balance as of September 30, 2024	21,500,000	$215	$248,535	$(140,402)	$(34)	$108,314

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
Cash flows from operating activities:
Net loss	$(15,651)	$(17,891)
Changes in operating assets and liabilities:
Accrued expenses	(2,765)	405
Net cash used in operating activities	(18,416)	(17,486)

Cash flows from financing activities:
Capital contribution from a shareholder	33,718	844
Net cash generated from financing activities	33,718	844

Effect of foreign currency exchange rate changes on cash	(8)	1

Net change in cash	15,294	(16,461)
Cash – beginning of the period	1,493	17,998
Cash – end of the period	$16,787	$1,357

Supplemental cash flow information
Cash paid for income tax	-	-

Supplemental disclosures of non-cash financing activities:
Deferred offering costs included in accrued deferred offering costs	-	-

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

2. GOING CONCERN

The Company has incurred loss of US$15,659 during the three months ended September 2024 and had net cash used in operating activities of US$18,416. If the Company fails to raise sufficient capital in this offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of June 30, 2024 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

The unaudited condensed consolidated financial statements as of September 30, 2024 and June 30, 2024 and three months ended September 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	September 30,	June 30,
	2024	2024
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.7740	US$1=HK$7.8096

	For the three months ended	For the three months ended
	September 30, 2024	September 30, 2023
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.7994	US$1=HK$7.8248

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had US$16,787 in cash and no cash equivalents as of September 30, 2024. The Company’s cash is held at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024 and June 30, 2024, the Company has incurred deferred offering costs of $129,301.

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

The Company has no outstanding contracts with any of its customers as of September 30, 2024.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$256,430 (HK$2,000,000), and 16.5% on any part of assessable profits over US$256,430 (HK$2,000,000).

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the for three months ended September 30, 2024 and 2023.

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

5. CASH

	As of	As of
	September 30, 2024	June 30, 2024
Cash on hand	$383	$383
Cash at bank account of an escrow agent	16,404	1,110
Total	$16,787	$1,493

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

As of September 30, 2024, the Company had 21,500,000 issued and outstanding ordinary shares.

During the three months ended September 30, 2024, Sin Yi Cheng made capital contributions of $33,718 to the Company for working capital purpose. No additional ordinary shares were issued for these contributions.

7. CONCENTRATION AND RISKS

(a) Concentration

As of September 30, 2024, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of September 30, 2024 and up through November 13, 2024, the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

The registration statement for the sale of up to 1,000,000 shares of the Company was declared effective by the SEC on May 12, 2023. As of September 30, 2024, the Company has sold an aggregate of no ordinary shares generating an aggregate of $nil to the Company.

Results of Operations

Results of operations for the three months ended September 30, 2024 and 2023

Revenues

For the three months ended September 30, 2024 and 2023, the Company did not have any revenue income.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2024 and 2023, the Company did not have any cost of revenues and gross profit.

General and administrative expenses

For the three months ended September 30, 2024, the Company had general and administrative expenses of $15,651 which comprised of audit fee of $7,426, filing fee of $1,871, stock transfer agent fee of $297, bank charges of $57 and legal fee of $6,000.

For the three months ended September 30, 2023, the Company had general and administrative expenses of $17,891 which comprised of audit fee of $5,187, filing fee of $6,063, computer and software expense of $359, bank charges of $82, sundry expenses of $200 and legal fee of $6,000.

Tax expense

For the three months ended September 30, 2024 and 2023, the Company did not have any tax expense incurred.

Net loss

For the three months ended September 30, 2024, the Company had a net loss of $15,651, which was a result of general and administrative expenses of $15,651.

For the three months ended September 30, 2023, the Company had a net loss of $17,891, which was a result of general and administrative expenses of $17,891.

Liquidity and Capital Resources

As of September 30, 2024, we had $16,787 of cash, all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022, to September 30, 2024, we have met these requirements primarily through sales of our ordinary shares.

Cash Used in Operating Activities

For the three months ended September 30, 2024, net cash used in operating activities was $18,416, which was the result of payment of audit fee of $7,426, filing fee of $1,871, stock transfer agent fee of $297, bank charges of $57, legal fee of $6,000 and decrease in accrued expenses of $2,765.

For the three months ended September 30, 2023, net cash used in operating activities was $17,486, which was the result of audit fee of $5,187, filing fee of $6,063, computer and software expense of $359, bank charges of $82, sundry expenses of $200, legal fee of $6,000 and increase in accrued expenses of $405.

Cash Flows from Investing Activities

For the three months ended September 30, 2024 and 2023, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the three months ended September 30, 2024, net cash from financing activities was $33,718 which was a result of capital contribution from a shareholder of $33,718.

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

Our estimated costs for the next 12 months will be $80,000. If we fail to raise sufficient capital in the Public Offering, we will have to explore other financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we are able to secure needed capital to support our day-to-day operations. If we do not have sufficient capital to support our day-to-day operations, our shareholders may lose their entire investment in us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Quarterly Report, as of September 30, 2024, the Company had $16,787 of cash all of which will be used to pay the unpaid amount of the estimated costs of the Company’s Public Offering. If the Company fails to raise sufficient capital in the Public Offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the three months ended September 30, 2024, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements the three months ended September 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 our internal controls over financial reporting were ineffective.

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

Date: November 13, 2024	By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Ka Ki Wong
Ka Ki Wong
Chief Financial Officer (Principal Financial and Accounting Officer)