Form 10-Q
period 2024-12-31
Protopia Global Holdings Inc.
filed 2025-02-12
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of February 12, 2025, the registrant had 21,500,000 ordinary shares issued and outstanding.

PROTOPIA GLOBAL HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

December 31, 2024

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

Protopia Global Holdings Inc.

Financial Statements

Index to the Unaudited Condensed Consolidated Financial Statements

Content	Page
Unaudited Condensed Consolidated Balance Sheet as of December 31, 2024 and Consolidated Balance Sheet as of June 30, 2024	3

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended December 31, 2024 and 2023, and for the Six Months Ended December 31, 2024 and 2023	4

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended December 31, 2024 and 2023, and for the Six Months Ended December 31, 2024 and 2023	5

Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2024 and 2023	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-12

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

	As of December 31, 2024	As of June 30, 2024
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$7,387	$1,493
Deferred offering costs	129,301	129,301
Prepayment	-	60
Total current assets	136,688	130,854

Total Assets	$136,688	$130,854

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accrued expenses	$24,074	$40,599
Total current liabilities	24,074	40,599

Total Liabilities	$24,074	$40,599

Commitments and contingencies

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of December 31, 2024 and June 30, 2024	$215	$215
Additional paid-in capital	268,635	214,817
Accumulated deficit	(156,201)	(124,751)
Accumulated other comprehensive loss	(35)	(26)
Total Shareholders’ Equity	$112,614	$90,255
Total Liabilities and Shareholders’ Equity	$136,688	$130,854

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
General and administrative expenses	(15,799)	(16,240)	(31,450)	(34,131)
Loss before tax expense	$(15,799)	$(16,240)	$(31,450)	$(34,131)

Tax expense	-	-	-	-

Net Loss	$(15,799)	$(16,240)	$(31,450)	$(34,131)

Other comprehensive loss
Foreign currency translation loss	$(1)	$(2)	$(9)	$(1)
Total comprehensive loss	$(15,800)	$(16,242)	$(31,459)	$(34,132)

Weighted average shares outstanding - basic and diluted	21,500,000	21,500,000	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

Three and Six Months Ended December 31, 2023

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2023	21,500,000	$215	$166,168	$(45,903)	$(25)	$120,455
Net loss	-	-	-	(17,891)	-	(17,891)
Capital contribution from a shareholder	-	-	844	-	-	844
Foreign currency translation	-	-	-	-	1	1
Balance as of September 30, 2023	21,500,000	$215	$167,012	$(63,794)	$(24)	$103,409
Net loss	-	-	-	(16,240)	-	(16,240)
Capital contribution from a shareholder	-	-	42,063	-	-	42,063
Foreign currency translation	-	-	-	-	(2)	(2)
Balance as of December 31, 2023	21,500,000	215	209,075	(80,034)	(26)	129,230

Three and Six Months Ended December 31, 2024

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2024	21,500,000	$215	$214,817	$(124,751)	$(26)	$90,255
Net loss	-	-	-	(15,651)	-	(15,651)
Capital contribution from a shareholder	-	-	33,718	-	-	33,718
Foreign currency translation	-	-	-	-	(8)	(8)
Balance as of September 30, 2024	21,500,000	$215	$248,535	$(140,402)	$(34)	$108,314
Net loss	-	-	-	(15,799)	-	(15,799)
Capital contribution from a shareholder	-	-	20,100	-	-	20,100
Foreign currency translation	-	-	-	-	(1)	(1)
Balance as of December 31, 2024	21,500,000	215	268,635	(156,201)	(35)	112,614

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	For the six months ended December 31, 2024	For the six months ended December 31, 2023
Cash flows from operating activities:
Net loss	$(31,450)	$(34,131)
Changes in operating assets and liabilities:
Accrued expenses	(16,525)	(16,820)
Prepaid expenses	60	-
Net cash used in operating activities	(47,915)	(50,951)

Cash flows from financing activities:
Capital contribution from a shareholder	53,818	42,907
Net cash generated from financing activities	53,818	42,907

Effect of foreign currency exchange rate changes on cash	(9)	(1)

Net change in cash	5,894	(8,045)
Cash – beginning of the period	1,493	17,998
Cash – end of the period	$7,387	$9,953

Supplemental cash flow information
Cash paid for income tax	-	-

Supplemental disclosures of non-cash financing activities:
Deferred offering costs included in accrued deferred offering costs	-	-

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024

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

2. GOING CONCERN

The Company has incurred loss of US$31,450 during the six months ended December 31, 2024 and had net cash used in operating activities of US$47,915. If the Company fails to raise sufficient capital in this offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from its inability to consummate the sale of up to 1,000,000 shares of the Company’s ordinary shares in accordance to the Company’s registration statement on Form S-1 (“Public Offering”) or its inability to continue as a going concern.

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

The unaudited condensed consolidated financial statements as of December 31, 2024 and June 30, 2024 and three months ended December 31, 2024 and 2023, and for the six months ended December 31, 2024 and 2023 in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months and six months ended December 31, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	December 31,	June 30,
	2024	2024
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.7676	US$1=HK$7.8096

	For the three months ended	For the three months ended
	December 31, 2024	December 31, 2023
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.7743	US$1=HK$7.8193

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of December 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had US$7,387 in cash and no cash equivalents as of December 31, 2024. The Company’s cash is held in an escrow account at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of December 31, 2024 and June 30, 2024, the Company has incurred deferred offering costs of $129,301.

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

The Company provides consultancy services towards small- and medium-sized non-U.S. businesses for initial public offering process. For the three and six months ended December 31, 2024 and 2023, the Company did not have any revenue income.

The Company has no outstanding contracts with any of its customers as of December 31, 2024.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$257,257 (HK$2,000,000), and 16.5% on any part of assessable profits over US$257,257 (HK$2,000,000).

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the six months ended December 31, 2024 and 2023.

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

5. CASH

	As of	As of
	December 31, 2024	June 30, 2024
Cash on hand	$383	$383
Cash at bank account of an escrow agent	7,004	1,110
Total	$7,387	$1,493

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

6. SHARE CAPITAL AND SHAREHOLDERS’ EQUITY

On August 18, 2022 (date of inception), one share of the Company’s ordinary shares was issued at the par value of $0.00001 to the company-incorporating service provider. This share was immediately transferred to Sin Yi Cheng, the president and director of the Company. On the same day, Sin Yi Cheng purchased an additional 99,999 shares of the Company’s ordinary shares at $0.00001 per share. The monies from the issuance of a total of 100,000 shares of the Company’s ordinary shares on August 18, 2022, which totaled $1, went to the Company to be used as initial working capital.

On August 20, 2022, the Company sold 3,200,000 shares of its ordinary shares to the other founding shareholders of the Company at $0.00001 per share. The monies from this transaction, which totaled $32, went to the Company to be used as working capital.

On August 23, 2022, the Company sold 18,150,000 shares of its ordinary shares to Sin Yi Cheng and 4 private investors at $0.007 per share. The monies from this transaction, which totaled $127,050, went to the Company to be used as working capital.

On September 19, 2022, the Company sold 50,000 shares of its ordinary shares to 50 private investors at $0.007 per share. The monies from this transaction, which totaled $350, went to the Company to be used as working capital.

There have been no other issuances of the Company’s ordinary shares.

As of December 31, 2024, the Company had 21,500,000 issued and outstanding ordinary shares.

During the six months ended December 31, 2024, Sin Yi Cheng made capital contributions of $53,818 to the Company for working capital purpose. No additional ordinary shares were issued for these contributions.

7. CONCENTRATION AND RISKS

(a) Concentration

As of December 31, 2024, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of December 31, 2024, and up through February 12, 2025, the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expand our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to Protopia Global Holdings Inc. and its wholly-owned subsidiary, Protopia International Company Limited incorporated in Hong Kong on August 26, 2022 (“Protopia HK”).

Overview

The Company is a holding company incorporated on August 18, 2022, under the laws of the Cayman Islands with no material operations of its own. The Company conducts all its operations in Hong Kong through its wholly-owned operating subsidiary, Protopia HK, which started its business operations in late 2022.

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

The Company’s registration statement on Form S-1 (the “S-1 Registration Statement”) for the sale of up to 1,000,000 of the Company’s ordinary shares (the “Public Offering”) was declared effective by the SEC on May 12, 2023. As of December 31, 2024, the Company has not sold any of the ordinary shares in the Public Offering, generating an aggregate of $nil to the Company.

Results of Operations

Results of operations for the three and six months ended December 31, 2024 and 2023

Revenues

For the three and six months ended December 31, 2024 and 2023, the Company did not have any revenue income.

Cost of Revenue and Gross Profit

For the three and six months ended December 31, 2024 and 2023, the Company did not have any cost of revenues and gross profit.

General and administrative expenses

For the three months ended December 31, 2024, the Company had general and administrative expenses of $15,799 which comprised of audit fee of $4,800, filing fee of $1,890, stock transfer agent fee of $446, escrow agent fee of $2,500, bank charges of $163 and legal fee of $6,000.

For the three months ended December 31, 2023, the Company had general and administrative expenses of $16,240 which comprised of bank charges of $65, audit fee of $4,000, filing fee of $1,975, escrow agent fee of $2,500, legal fee of $6,000, secretary fee of $1,600 and sundry expenses of $100.

For the six months ended December 31, 2024, the Company had general and administrative expenses of $31,450 which comprised of audit fee of $12,226, filing fee of $3,761, stock transfer agent fee of $743, escrow agent fee of $2,500, bank charges of $220 and legal fee of $12,000.

For the six months ended December 31, 2023, the Company had general and administrative expenses of $34,131 which comprised of bank charges of $146, audit fee of $9,188, filing fee of $8,038, escrow agent fee of $2,500, legal fee of $12,000, secretary fee of $1,600, sundry expenses of $300 and computer & software expense of $359.

Tax expense

For the three and six months ended December 31, 2024 and 2023, the six months ended December 31, 2024 and December 31, 2023, the Company did not have any tax expense incurred.

Net loss

For the three months ended December 31, 2024, the Company had a net loss of $15,799, which was a result of general and administrative expenses of $15,799.

For the three months ended December 31, 2023, the Company had a net loss of $16,240, which was a result of general and administrative expenses of $16,240.

For the six months ended December 31, 2024, the Company had a net loss of $31,450, which was a result of general and administrative expenses of $31,450.

For the six months ended December 31, 2023, the Company had a net loss of $34,131, which was a result of general and administrative expenses of $34,131.

Liquidity and Capital Resources

As of December 31, 2024, we had $7,387 of cash, all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022, to December 31, 2024, we have met these requirements primarily through sales of our ordinary shares.

Cash Used in Operating Activities

For the six months ended December 31, 2024, net cash used in operating activities was $47,915, which was the result of payment of audit fee of $12,226, filing fee of $3,761, stock transfer agent fee of $743, escrow agent fee of $2,500, bank charges of $220 and legal fee of $12,000, decrease in prepaid expenses of $60 and increment in accrued expenses of $16,525.

For the six months ended December 31, 2023, net cash used in operating activities was $50,951, which was the result of payment of bank charges of $146, audit fee of $9,188, filing fee of $8,038, escrow agent fee of $2,500, legal fee of $12,000, secretary fee of $1,600, sundry expenses of $300, computer & software expense of $359 and increment in accrued expenses of $16,820.

Cash Flows from Investing Activities

For the six months ended December 31, 2024 and 2023, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the six months ended December 31, 2024, net cash from financing activities was $53,818 which was a result of capital contribution from a shareholder of $53,818.

For the six months ended December 31, 2023, net cash from financing activities was $42,907 which was a result of capital contribution from a shareholder of $42,907.

Plan of Operations

Over the course of the 12 months following our Public Offering pursuant to the S-1 Registration Statement, we plan to spend a substantial portion of our effort on the promotion of our services to potential clients. We intend to utilize the business network of shareholders, officers, directors and employees to identify potential opportunities.

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

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Quarterly Report, as of December 31, 2024, the Company had $7,387 in cash, all of which will be used to pay the unpaid amount of the estimated costs of the Company’s Public Offering. If the Company fails to raise sufficient capital in the Public Offering, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reduce operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (our President) and our principal financial officer (our Chief Financial Officer), who are directly involved in the day-to-day operations of the Company, as of December 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. As of December 31, 2024, our disclosure controls and procedures were determined to be effective.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Item 407(c)(3) of Regulation S-K – During the quarter covered by this Quarterly Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c)	Item 408(a) of Regulation S-K – Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements - During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document
101.LAB*	Inline XBRL Taxonomy Extension Label Link base Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2025	By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director (Principal Executive Officer)

Date: February 12, 2025	By:	/s/ Ka Ki Wong
Ka Ki Wong
Chief Financial Officer (Principal Financial and Accounting Officer)