Form 10-K
period 2025-06-30
Protopia Global Holdings Inc.
filed 2025-09-29
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

As of December 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 21,500,000 shares of the Registrant’s common stock outstanding of which 7,200,000 shares of voting stock were held by non-affiliates of the Registrant. The aggregate value of shares of stock held by non-affiliates of the Registrant cannot be calculated because the shares of common stock of the Registrant are listed are not listed on a nationally recognized stock exchange or quoted by the OTC Markets Group.

As of September 29, 2025, the registrant had 21,500,000 ordinary shares issued and outstanding.

TABLE OF CONTENTS

Protopia Global Holdings Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

The Ordinary Shares were offered at the fixed price of $0.50 per share. The self-underwritten best-efforts Public Offering terminated on November 8, 2023. No Ordinary Shares were sold in the Public Offering.

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

Business Development

For the year ended June 30, 2025, we generated no income and have accumulated losses in the amount of $73,822.

Since the date of incorporation to June 30, 2025, our efforts had been devoted primarily to startup and development activities, which include the following:

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

Employees

As of June 30, 2025, we did not have any employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of June 30, 2025 and as of the date of this Annual Report on Form 10-K, none of our Ordinary Shares are listed on a nationally recognized stock exchange such as the Nasdaq Global Market, the Nasdaq Capital Market, the NYSE American stock exchange or quoted by the OTC Markets Group (OTCQX, OTCQB, OTCID or Pink), and there is no established public trading market for the Ordinary Shares or any other class of common equity of the Company.

Holders

As of September 29, 2025, we have 21,500,000 Ordinary Shares issued and outstanding and no shares of preferred stock issued and outstanding.

As of September 29, 2025, we have approximately 53 shareholders of record.

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

Options and Warrants

We do not have any outstanding options or warrants.

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

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. All forward-looking statements speak only as of the date of this Annual Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

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

Results of Operations

Results of operations for the years ended June 30, 2025 and 2024

Revenues

For the years ended June 30, 2025 and 2024, the Company did not have any revenue income.

Cost of Revenue and Gross Profit

For the years ended June 30, 2025 and 2024, the Company did not have any cost of revenues or gross profit as there were no sales.

General and administrative expenses

For the year ended June 30, 2025, the Company had general and administrative expenses of $73,835, which comprised of bank charges of $415, secretarial services fee of $3,910, audit fee of $32,227, edgar filing expense of $7,800, legal fee of $24,000, escrow agent fee of $2,500, computer and software expense of $1,646 and stock transfer agent fee of $1,337.

For the year ended June 30, 2024, the Company had general and administrative expenses of $78,848, which comprised of bank charges of $187, secretarial services fee of $6,705, audit fee of $28,023, edgar filing expense of $11,772, legal fee of $27,406, escrow agent fee of $2,500, computer and software expense of $358, stock transfer agent fee of $1,332 and sundry expense of $565.

Tax expense

For the years ended June 30, 2025 and 2024, the Company did not have any tax expense incurred.

Net loss

For the year ended June 30, 2025, the Company had a net loss of $73,835, which was a net result of a general and administrative expenses of $73,835.

For the year ended June 30, 2024, the Company had a net loss of $78,848, which was a net result of a general and administrative expenses of $78,848.

Liquidity and Capital Resources

As of June 30, 2025, we had $653 of cash all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022 to June 30, 2025, we have met these requirements through sales of our ordinary shares and contributions from our principal executive officer and director, Sin Yi Cheng. No additional shares were issued regarding the contributions from Sin Yi Cheng.

Cash Used in Operating Activities

For the year ended June 30, 2025, net cash used in operating activities was $85,910, which was the result of payment of bank charges of $415, secretarial services fee of $3,910, audit fee of $32,227, edgar filing expense of $7,800, legal fee of $24,000, escrow agent fee of $2,500, computer and software expense of $1,646 and stock transfer agent fee of $1,337, utilization of prepayment of $60 and decrease in accrued expenses of $12,135.

For the year ended June 30, 2024, net cash used in operating activities was $65,153, which was the result of payment of bank charges of $187, secretarial services fee of $6,705, audit fee of $28,023, edgar filing expense of $11,772, legal fee of $27,406, escrow agent fee of $2,500, computer and software expense of $358, stock transfer agent fee of $1,332 and sundry expense of $565, Prepayment of $60 and increment in accrued expenses of $13,755.

Cash Flows from Investing Activities

For the years ended June 30, 2025 and 2024, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the year ended June 30, 2025, net cash from financing activities was $85,057 which was a result of advance from a shareholder of $85,057.

For the year ended June 30, 2024, net cash from financing activities was $48,649 which was a result of advance from a shareholder of $48,649.

Plan of Operations

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

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Annual Report, as of June 30, 2025, the Company had $653 of cash. We have to explore other financing activities to provide the Company with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

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

To the shareholders and the board of directors of

Protopia Global Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Protopia Global Holdings Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flow for the year ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flow for the year ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

September 29, 2025

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

	As of June 30, 2025	As of June 30, 2024
ASSETS:
Current assets:
Cash	$653	$1,493
Deferred offering costs	129,301	129,301
Prepayment	-	60
Total current assets	129,954	130,854

Total Assets	$129,954	$130,854

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$28,464	$40,599
Total current liabilities	28,464	40,599

Total Liabilities	$28,464	$40,599

Commitments and contingencies	-	-

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of June 30, 2025 and 2024	$215	$215
Additional paid-in capital	299,874	214,817
Accumulated deficit	(198,586)	(124,751)
Accumulated other comprehensive loss	(13)	(26)
Total Shareholders’ Equity	$101,490	$90,255

Total Liabilities and Shareholders’ Equity	$129,954	$130,854

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	From July 1, 2024 to June 30, 2025	From July 1, 2023 to June 30, 2024
Revenue	$-	$-
General and administrative expenses	(73,835)	(78,848)
Loss before tax expense	$(73,835)	$(78,848)

Tax expense	-	-

Net loss	$(73,835)	$(78,848)

Other comprehensive loss
Foreign currency translation gain/(loss)	$13	$(1)
Total comprehensive loss	$(73,822)	$(78,849)

Weighted average shares outstanding, basic and diluted	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other Comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2023	21,500,000	$215	$166,168	$(45,903)	$(25)	$120,455
Capital contribution from a shareholder	-	-	48,649	-	-	48,649
Net loss	-	-	-	(78,848)	-	(78,848)
Foreign currency translation	-	-	-	-	(1)	(1)
Balance as of June 30, 2024	21,500,000	$215	$214,817	$(124,751)	$(26)	$90,255
Capital contribution from a shareholder	-	-	85,057	-	-	85,057
Net loss	-	-	-	(73,835)	-	(73,835)
Foreign currency translation	-	-	-	-	13	13
Balance as of June 30, 2025	21,500,000	$215	$299,874	$(198,586)	$(13)	$101,490

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	From July 1, 2024 to June 30, 2025	From July 1, 2023 to June 30, 2024
Cash flows from operating activities:
Net loss	$(73,835)	$(78,848)
Adjustments to reconcile net loss to net cash used in operating activities		-
Changes in operating assets and liabilities	-	-
Accrued expenses	(12,135)	13,755
Prepayment	60	(60)
Net cash used in operating activities	(85,910)	(65,153)

Cash flows from financing activities:
Capital contribution from a shareholder	85,057	48,649
Deferred offering costs	-	-
Net cash from financing activities	85,057	48,649

Effect of foreign currency exchange rate changes on cash	13	(1)

Net change in cash	(840)	(16,505)
Cash – beginning of the period	1,493	17,998
Cash – end of the period	$653	$1,493

Supplemental cash flow information:
Cash paid for income tax	-	-

Supplemental disclosures of non-cash financing activities:
Deferred offering costs included in accrued deferred offering costs	-	-

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

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

2. GOING CONCERN

The Company has incurred loss of US$73,835 during the year ended June 30, 2025 and had net cash used in operating activities of US$85,910. If the Company fails to raise sufficient capital, it will have to explore financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these financial statements. The financial statements do not include any adjustments that might result from its inability to consummate any financings or its inability to continue as a going concern.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2025	June 30, 2024
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8496	US$1=HK$7.8096

Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.7897	US$1=HK$7.8210

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of June 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had US$653 in cash and no cash equivalents as of June 30, 2025. The Company’s cash is held at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the Proposed Public Offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2025 and 2024, the Company has incurred deferred offering costs of $129,301.

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

The Company has no outstanding contracts with any of its customers as of June 30, 2025.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$254,790 (HK$2,000,000), and 16.5% on any part of assessable profits over US$254,790 (HK$2,000,000).

Comprehensive income ( loss)

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the year ended June 30, 2025.

Recently adopted accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

4. CASH

	As of	As of
	June 30, 2025	June 30, 2024
Cash on hand	$383	$383
Cash at bank account of an escrow agent	270	1,110
Total	$653	$1,493

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

As of June 30, 2025, the Company had 21,500,000 issued and outstanding ordinary shares.

6. CONCENTRATION AND RISKS

(a) Concentration

As of June 30, 2025, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2025 and up through September 29, 2025, the date that the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission (“SEC”) rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended June 30, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 our internal controls over financial reporting were ineffective.

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

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and policies

During the period ended June 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding our director and executive officer as of the date of this prospectus.

Directors and Executive Officers	Age	Position/Title
Sin Yi Cheng	39	President and Director

Ka Ki Wong	44	Chief Financial Officer, Chief Operating Officer and Director

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

Insider Trading Policy

The Company has not adopted an insider trading policy.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

No executive compensation was paid during the fiscal year period ended June 30, 2025. Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award our executives or the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2025.

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

Compensation Clawback Disclosures

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 29, 2025, the beneficial ownership of our Ordinary Shares by each executive officer and director, by each person known by us to beneficially own more than 5% of our Ordinary Shares and by the executive officers and directors as a group. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

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

Title of Class	Name of Beneficial Owner	Ordinary Shares Beneficially Owned Prior to this Offering	Percent of Class
5% or more beneficial owners (Ordinary Shares)	-	-	-%

Executive Officers and Directors	Sin Yi CHENG(1)	18,200,000	84.65%
	Ka Ki WONG(2)	2,200,000	10.23%

Officers and Director as a Group (2 person)		20,400,000	94.88%

(1)	The address of Sin Yi Cheng is 18 8 Wang Sin House, Cheung Wang Estate, Tsing Yi Central, New Territories, Hong Kong
(2)	The address of Ka Ki Wong is Room 3222, Shin Lai House, Tseung Kwan O, New Territories, Hong Kong

As of the date of this Annual Report, none of our outstanding Ordinary Shares are held by record holders in the United States. We are not aware of any arrangement that may result in a change of control of the Company at a subsequent date.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity compensation plans or equity awards at the year ended June 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

For the fiscal year ended June 30, 2025, there have been no transactions to which the Company was a party in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. Our principal executive officer and director, Sin Yi Cheng, contributed $85,057 capital to support the Company’s operation without any additional shares issued.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the years ended June 30, 2024 and June 30, 2025.

BCRG Group	As of June 30, 2024	As of June 30, 2025
Audit fees	$15,000	$30,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$15,000	$30,000

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)	Our financial statements are listed in the index under Item 8 of this document; and

(2)	Any financial statement schedules omitted because they are not applicable, not material or the required information are shown in the financial statements or notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.1 to form S-1 Registration Statement filed on January 20, 2023) *
3.2	Memorandum of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.2 to form S-1 Registration Statement filed on January 20, 2023) *
10.1	Professional services agreement between Protopia International Company Limited and Bosung Meditech Co., Ltd. (incorporated by reference to Exhibit 10.1 to form S-1 Registration Statement filed on January 20, 2023) *
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to form S-1 Registration Statement filed on January 20, 2023) *
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to form S-1 Registration Statement filed on January 20, 2023) *
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase ***
101.LAB	XBRL Taxonomy Extension Label Linkbase ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Incorporated by reference.
**	Filed herewith.
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protopia Global Holdings Inc.

By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director

Dated: September 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sin Yi Cheng	Chief Financial Office	September 29, 2025

/s/ Ka Ki Wong	(Principal Financial and Accounting Officer)	September 29, 2025

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant’s last fiscal year nor any proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders. We do not expect to furnish to security holders subsequent to the filing of this Annual Report of Form 10-K for the fiscal year ended June 30, 2025, any such annual report or proxy statement, form of proxy or other proxy soliciting material.