Form 10-Q
period 2026-03-31
Protopia Global Holdings Inc.
filed 2026-05-14
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Tsim Sha Tsui, Kowloon, Hong Kong

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 13, 2026, the registrant had 21,500,000 ordinary shares issued and outstanding.

PROTOPIA GLOBAL HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

i

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of financial condition and results of operations of Protopia Global Holdings Inc. referred to herein as the “Company,” “we,” “us” or “our”) in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”) and with the audited financial statements and related disclosures for the year ended June 30, 2025 included in the annual report on Form 10-K dated September 29, 2025.

This Quarterly Report contains forward-looking statements. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business, In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. These forward-looking statements include information concerning possible or assumed future results of our operations, including statements about our business strategies; future cash flows; financing plans; plans and objectives of management; liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expend our business operations and the sale of our products. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). All forward-looking statements speak only as of the date of this Quarterly Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Protopia Global Holdings Inc.

Financial Statements

Index to the Unaudited Condensed Consolidated Financial Statements

Content	Page
Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026 and Consolidated Balance Sheet as of June 30, 2025	3

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025, and for the Nine Months Ended March 31, 2026 and 2025	4

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2026 and 2025, and for the Nine Months Ended March 31, 2026 and 2025	5

Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended March 31, 2026 and 2025	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-12

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(In U.S. Dollars, except share data or otherwise stated)

	As of March 31, 2026	As of June 30, 2025
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$1,249	$653
Deferred offering costs	129,301	129,301
Prepayment	-	-
Total current assets	130,550	129,954

Total Assets	$130,550	$129,954

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accrued expenses	$19,178	$28,464
Total current liabilities	19,178	28,464

Total Liabilities	$19,178	$28,464

Commitments and contingencies

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of March 31, 2026 and June 30, 2025	$215	$215
Additional paid-in capital	358,730	299,874
Accumulated deficit	(247,564)	(198,586)
Accumulated other comprehensive loss	(9)	(13)
Total Shareholders’ Equity	$111,372	$101,490
Total Liabilities and Shareholders’ Equity	$130,550	$129,954

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended March 31		For the nine months ended March 31
	2026	2025	2026	2025
General and administrative expenses	(15,838)	(18,975)	(48,978)	(50,425)
Loss before tax expense	$(15,838)	$(18,975)	$(48,978)	$(50,425)

Tax expense	-	-	-	-

Net Loss	$(15,838)	$(18,975)	$(48,978)	$(50,425)

Other comprehensive loss
Foreign currency translation gain/(loss)	$26	$3	$4	$(6)
Total comprehensive loss	$(15,812)	$(18,972)	$(48,974)	$(50,431)

Weighted average shares outstanding - basic and diluted	21,500,000	21,500,000	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

Three and Nine Months Ended March 31, 2026

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2024	21,500,000	$215	$214,817	$(124,751)	$(26)	$90,255
Net loss	-	-	-	(15,651)	-	(15,651)
Capital contribution from a shareholder	-	-	33,718	-	-	33,718
Foreign currency translation	-	-	-	-	(8)	(8)
Balance as of September 30, 2024	21,500,000	$215	$248,535	$(140,402)	$(34)	$108,314
Net loss	-	-	-	(15,799)	-	(15,799)
Capital contribution from a shareholder	-	-	20,100	-	-	20,100
Foreign currency translation	-	-	-	-	(1)	(1)
Balance as of December 31, 2024	21,500,000	215	268,635	(156,201)	(35)	112,614
Net loss	-	-	-	(18,975)	-	(18,975)
Capital contribution from a shareholder	-	-	18,200	-	-	18,200
Foreign currency translation	-	-	-	-	3	3
Balance as of March 31, 2025	21,500,000	215	286,835	(175,176)	(32)	111,842

Three and Nine Months Ended March 31, 2026

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2025	21,500,000	$215	$299,874	$(198,586)	$(13)	$101,490
Net loss	-	-	-	(15,974)	-	(15,974)
Capital contribution from a shareholder	-	-	25,828	-	-	25,828
Foreign currency translation	-	-	-	-	(23)	(23)
Balance as of September 30, 2025	21,500,000	$215	$325,702	$(214,560)	$(36)	$111,321
Net loss	-	-	-	(17,166)	-	(17,166)
Capital contribution from a shareholder	-	-	17,193	-	-	17,193
Foreign currency translation	-	-	-	-	1	1
Balance as of December 31, 2025	21,500,000	215	342,895	(231,726)	(35)	111,349
Net loss	-	-	-	(15,838)	-	(15,838)
Capital contribution from a shareholder	-	-	15,835	-	-	15,835
Foreign currency translation	-	-	-	-	26	26
Balance as of March 31, 2026	21,500,000	215	358,730	(247,564)	(9)	111,372

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025
Cash flows from operating activities:
Net loss	$(48,978)	$(50,425)
Changes in operating assets and liabilities:
Accrued expenses	(9,286)	(22,439)
Prepaid expenses		60
Net cash used in operating activities	(58,264)	(72,804)

Cash flows from financing activities:
Capital contribution from a shareholder	58,856	72,018
Net cash generated from financing activities	58,856	72,018

Effect of foreign currency exchange rate changes on cash	4	-

Net change in cash	596	(792)
Cash – beginning of the period	653	1,493
Cash – end of the period	$1,249	$701

Supplemental cash flow information
Cash paid for income tax	-	-

Supplemental disclosures of non-cash financing activities:
Deferred offering costs included in accrued deferred offering costs	-	-

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026

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

2. GOING CONCERN

The Company has incurred loss of US$48,978 during the nine months ended March 31, 2026 and had net cash used in operating activities of US$58,264. If the Company fails to raise sufficient capital, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from its inability to consummate any financings or its inability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United State dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2025 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

The unaudited condensed consolidated financial statements as of nine months ended March 31, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the nine months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	March 31,	June 30,
	2026	2025
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8387	US$1=HK$7.8496

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.8133	US$1=HK$7.7803

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of March 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had US$1,249 in cash and no cash equivalents as of March 31, 2026. The Company’s cash is held at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the registration statement on Form S-1 (SEC File No. 333-269343) that was declared effective by the SEC on May 12, 2023. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and 2025, the Company has incurred deferred offering costs of $129,301.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$255,973 (HK$2,000,000), and 16.5% on any part of assessable profits over US$255,973 (HK$2,000,000).

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

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the for nine months ended March 31, 2026 and 2025.

Recently adopted accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

4. CASH

	As of	As of
	March 31, 2026	June 30, 2025
Cash on hand	$383	$383
Cash at bank account of an escrow agent	857	270
Cash at bank account	9
Total	$1,249	$653

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

As of March 31, 2026, the Company had 21,500,000 issued and outstanding ordinary shares.

6. CONCENTRATION AND RISKS

(a) Concentration

As of March 31, 2026, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of March 31, 2026 and through the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report.

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

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Revenues, Cost of Revenue and Gross Profit

For the three months ended March 31, 2026 and 2025, the Company did not have any revenue income, cost of revenues or gross profit.

General and administrative expenses

For the three months ended March 31, 2026, the Company incurred general and administrative expenses in the total amount of $15,838 (including audit fee of $5,000, $2,013 filing fee, bank charges of $52, secretary fee of $700, stock transfer agent fee of $297, computer & software expenses of $861, business registration fee of $915 and legal fee of $6,000), compared to general and administrative expenses in the amount of $18,975 for the same period ended March 31, 2025 (including audit fees of $5,000, filing fees of $2,000, stock transfer agent fees of $297, bank charges of $122, secretary fee of $3,910, computer & software expenses of $1,646 and legal fees of $6,000). The decrease was primary due to the secretary fees for annual license and registered office for 2025 were incurred in the quarter ended December 31, 2025 while those for 2024 were incurred in the quarter ended January 2025.

Tax expense

For the three and nine months ended March 31, 2026 and 2025, the Company did not have any tax expense incurred.

Net loss

As a result of the foregoing, out total comprehensive net loss for the three months ended March 31, 2026 was $15,838, compared to a net loss of $18,975 for the same period ended March 31, 2025, a decrease of $3,137, due to decrease in general and administrative expenses.

Nine months ended March 31, 2026 compared to nine months ended March 31, 2025.

Revenues, Cost of Revenue and Gross Profit

For the nine months ended March 31, 2026 and 2025, the Company did not have any revenue income, cost of revenue or gross profit.

General and administrative expenses

For the nine months ended March 31, 2026, the Company incurred general and administrative expenses in the total amount of $48,978 (including audit fee of $16,023, filing fee of $6,198, stock transfer agent fee of $1,040, secretary fee of $4,060, bank account opening expenses of $828, foreign exchange loss of $5, bank charges of $281, computer &software expenses of $861, business registration fee of $915 and legal fee of $18,767), compared to the total amount $50,425 for the same period ended March 31, 2025 (including audits fee of $17,226, filing fees of $5,761, stock transfer agent fees of $1,040, escrow agent fees of $2,500, bank charges of $342, secretary fee of $3,910, computer & software expenses of $1,646 and legal fees of $18,000).

Net Loss

For the nine months ended March 31, 2026, the Company had a net loss of $48,978, which was a result of general and administrative expenses of $48,978, compared to a net loss of $50,425 for the same period ended on March 31, 2025, a decrease of $1,447, due to decrease in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026, we had $1,249 of cash, all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022 to March 31, 2026, we have met these requirements through sales of our ordinary shares and contributions from our principal executive officer and director, Sin Yi Cheng.

Cash Used in Operating Activities

For the nine months ended March 31, 2026, net cash used in operating activities was $58,264, which was the result of payment of audit fee of $16,023, filing fee of $6,198, stock transfer agent fee of $1,040, secretary fee of $4,060, bank account opening expenses of $828, foreign exchange loss of $5, bank charges of $281, computer & software expenses of $861, business registration fee of $915, legal fee of $18,767 and decrease in accrued expenses of $9,286.

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

Cash Flows from Investing Activities

For the nine months ended March 31, 2026 and 2025, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the nine months ended March 31, 2026, net cash from financing activities was $58,856 which was a result of capital contribution from a shareholder of $58,856, compared to $72,018 for the nine months ended March 31, 2025, which was a result of capital contribution from a shareholder of $72,018. The decrease in the net cash from financing activities in March 31, 2025 was due to decrease in cash demand for general and administrative expenses.

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

Our estimated costs for the next 12 months will be $80,000. If we fail to raise sufficient capital by conducting offerings of our securities in the future, we will have to explore financing activities to provide us with the liquidity and capital resources in order to meet our working capital requirements and to make capital investments in connection with ongoing operations. We cannot give assurance that we are able to secure the capital needed to support our day-to-day operations. If we do not have sufficient capital to support our day-to-day operations, our shareholders may lose their entire investment in us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Quarterly Report, as of March 31, 2026, the Company had $1,249 of cash all of which will be used to pay the unpaid amount of the estimated costs of the Company’s securities offerings. If the Company fails to raise sufficient capital in the future, it will have to explore financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer (our President) and our principal financial officer (our Chief Financial Officer), who are directly involved in the day-to-day operations of the Company, as of March 31, 2026, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data. As of March 31, 2026, our disclosure controls and procedures were determined to be effective.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2026	By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Ka Ki Wong
Ka Ki Wong
Chief Financial Officer (Principal Financial and Accounting Officer)