Form 10-K
period 2026-06-30
Protopia Global Holdings Inc.
filed 2026-10-07
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 21,500,000 shares of the Registrant’s ordinary shares outstanding of which 1,100,000 shares of voting stock were held by non-affiliates of the Registrant.

The aggregate value of shares of stock held by non-affiliates of the Registrant cannot be calculated because the shares of ordinary shares of the Registrant are not listed on a nationally recognized stock exchange or quoted by the OTC Markets Group.

As of October 7, 2026, the registrant had 21,500,000 ordinary shares issued and outstanding.

TABLE OF CONTENTS

Protopia Global Holdings Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2026

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains forward–looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “Commission”). All forward-looking statements speak only as of the date of this Annual Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, or other information contained herein, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.

ii

PART I

ITEM 1. BUSINESS.

Business Overview

Protopia Global Holdings Inc. is a holding company incorporated on August 18, 2022, under the laws of the Cayman Islands with no material operations of its own. It conducts all its operations in Hong Kong through its wholly-owned operating subsidiary, Protopia International Company Limited (“Protopia HK”), incorporated in Hong Kong on August 26, 2022, which have started its business operations in late 2022. Protopia HK is an advisory and consulting company that also acts as a project manager to small- and medium-sized companies with business operations in Hong Kong to access international capital markets. We help such companies with the process of the initial listing on US nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or the OTC Markets, Inc. (OTCQX, OTCQB and OTCID/Pink) by providing consulting, liaison and coordination services. We also assist these or other publicly traded companies that are listed on the national security exchanges or on OTCQX and OTCQB with maintaining continuing eligibility requirements and compliance with those listing rules, regulations, or standards, as applicable. While our clients are primarily located in Hong Kong, we intend to expand the distribution of our services into mainland China as opportunities permit.

We registered in a self-underwritten best-efforts public offering 1,000,000 of our ordinary shares, par value $0.00001 per share (each, an “Ordinary Share”, collectively, “Ordinary Shares”) in a registration statement on Form S-1 with the Securities and Exchange Commission (the “Commission”) which was declared effective by the Commission on May 12, 2023. We did not sell any Ordinary Shares in that public offering, and it was terminated on November 8, 2023.

Since the date of incorporation, our efforts have been devoted primarily to development activities, which include the following:

1.	Obtaining start-up capital;

2.	Developing our services;

3.	Identifying possible commercial alliances in the marketplace; and

4.	Actively seeking to secure clients to use our services.

Principal Services and Principal Markets

We act as a project manager to provide consulting, liaison and coordination services to non-U.S. companies. In addition, after our clients become publicly traded companies, we will provide them with continuing consulting services related to maintaining compliance with the requirements of pertinent jurisdictions and regulatory agencies. Such consulting, liaison and coordination services that we intend to provide include or address, without exclusivity, the following:

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

Recent Developments

On June 24, 2026, we entered into an engagement letter (the “Advisory Services Agreement”) with Capstone 72, Inc. (“Capstone”), an Ohio corporation, to provide advisory services in connection with Capstone proposed initial public offering and assist Capstone with responses to regulatory inquiries and review comments provided by Nasdaq Stock Market, LLC. The Advisory Services Agreement reflects the continued expansion of our advisory services for small- and medium-sized companies seeking access to U.S. capital markets. Pursuant to the Advisory Services Agreement, the Company will provide the above-referenced advisory services to Capstone in consideration of $25,000, 50% of which required to be paid upon execution of the Advisory Services Agreement, and the remaining 50%, to be paid upon Capstone’s completion of the initial public offering and the initial listing on The Nasdaq Capital Market.

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

b.	development and preparation of business and operational plans, and may include

i.	preparation of legal forms and other advisory services, as well as

ii.	referral of clients to independent third-party legal and other professional services firms and

iii.	acting as the liaison for the flow of information and documentation between clients and professional services firms, as to be determined by the clients.

All professional services agreements with client contain explicit disclaimers that we do not provide legal advice to our clients.

2.	Project timeline and payment terms (typical contract, not conclusive):

a.	45% of the project management fee is payable upon signing of our standard professional services agreements;

b.	45% of the project management fee is payable when the services described in the professional services agreement are substantially performed by the Company; and

c.	the remaining 10% of the project management fee is payable upon completion of the project.

3.	Project timeline and payment terms:

a.	Access to international capital markets – Listing of the issuer’s securities in the United States provides non-U.S. companies with added liquidity compared with local non-U.S. stock exchanges. This, in turn, increases marketability of their products and services, as well as increases the potential to access a greater range of capital financing, if necessary, than if the companies were to be listed on local exchange.

b.	Access to new markets for products and services – Being listed in the U.S. offers brand recognition in the U.S.; therefore, U.S. companies may prefer to conduct business with U.S. listed foreign companies rather than privately-held or foreign exchange listed companies.

c.	Costs of listing – Listing on a non-U.S. stock exchange, in a country such as China or Hong Kong, costs comparatively more in professional fees than on OTC Markets Group (OTCQX, OTCQB and Pink). In addition, such non-U.S. stock exchanges typically have listing requirements that small, development-stage companies cannot meet.

We operate in the corporate advisory services sector within the consulting industry in East Asia. The market for our services consists mainly of non-U.S. companies who desire to gain access to international capital markets, specifically in the United States.

We believe that we currently do not meet the definition of an “investment company” pursuant to Section 3 of the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act defines an investment company as an issuer which (a) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities, (b) is engaged or proposes to engage in the business of issuing face-amount certificates of the instalment type, or has been engaged in such business and has any such certificate outstanding, or (c) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of such issuer’s total assets (excluding government securities and cash items) on an unconsolidated basis. We are in the business of managing the listing of non-U.S. companies. The ordinary shares of client companies we receive or purchase in our listing assignments are incidental to our main business and are typically sold to the public after a minimum holding period of 12 months. We do not plan to hold investment securities which exceed 40 percent of the value of our total assets. However, if we determine that we were to inadvertently meet the Investment Company Act definition of an “investment company” in the future, and have no viable exemption, we will register as an investment company.

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

Competitive Business Conditions and the Issuer’s Competitive Position

We have not obtained market research conducted by independent and qualified professionals to ascertain the demand for the type of services we intend to provide. We also have no access to information as to whether the number of professional firms providing services similar to those rendered by us. Our officers and directors, however, are aware that most major U.S. investment banks have established offices in Hong Kong. These offices offer companies in Hong Kong and China a full range of investment banking services, including initial public offering and other capital market advisory services in the U.S. Our officers and directors are also aware of several small and medium-size U.S. investment banks, as well as local consultants in Hong Kong and China, providing similar U.S. public listing services.

We believe that investment banking firms offer services to assist companies enter the capital markets by way of attaining listings on stock exchanges. Investment banks provide consulting and advisory services to assist companies become reporting and publicly traded. It is in this manner that we believe we will be competing with investment banks. Although raising or finding capital for companies is one service of the many that investment banks provide, we have no intention of offering these services. As and when our clients intend to raise capital, we will refer them to sources which are licensed to find capital in the jurisdiction where the capital is to be raised. A referral fee will be chargeable to these sources on a successful basis. Under no circumstances will we direct the decision-making process of our clients in securing capital. We, however, will assist our clients in assembling company and industry information for presentation purposes, and to act as a coordinator for the dissemination of information amongst all parties involved in a fund-raising exercise. We intend to charge our clients project management fees at negotiated rates for services provided.

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

Employees

As of June 30, 2026, we did not have any employees.

Intellectual Property

We do not own or license any intellectual property.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we are not required to provide the information called for by this Item.

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

The key functions of our Board of Directors is to inform and oversee our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks.

ITEM 2. PROPERTIES.

We currently do not have any written agreement or any legally enforceable arrangements with respect to leasing or renting property for office use. We also do not own any real property. The Company utilizes the office space and equipment of Flywheel Financial Strategy (Hong Kong) Company Ltd, a Hong Kong company (“Flywheel”), at no cost with Flywheel’s permission. As such, Flywheel is free to discontinue providing the office space without cost at any time and without notice. The Company believes that its current office space and available business equipment is sufficient for operations. The Company currently has no investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities and does not intend to invest in real estate, real estate mortgages or securities, or interests in persons primarily engaged in real estate activities.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of the date of this Annual Report, none of our Ordinary Shares are listed on a nationally recognized stock exchanges or a quotation system, such as OTC Markets Group, Inc. and there is no established public trading market for the Ordinary Shares or any other class of equity of the Company.

Holders

As of October 7, 2026, we had 21,500,000 Ordinary Shares issued and outstanding and no shares of preferred stock issued and outstanding.

As of October 7, 2026, we had 53 shareholders of record.

Dividends

We have never declared or paid any dividends on our Ordinary Shares. We do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Our director has sole discretion whether to pay dividends.

Our board of directors has complete discretion in deciding whether to distribute dividends, subject to certain restrictions under Cayman Islands law, namely that our company may only pay dividends out of profits or share premium and provided that in no circumstances may a dividend be paid if this would result in our company being unable to pay its debts as they fall due in the ordinary course of business. In addition, our shareholders may by special resolution declare a dividend, but no dividend may exceed the amount recommended by our board of directors. Even if our board of directors decides to pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

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

Overview

Protopia Global Holdings Inc. is a holding company incorporated on August 18, 2022, under the laws of the Cayman Islands with no material operations of its own. It conducts all its operations in Hong Kong through its wholly-owned operating subsidiary, Protopia International Company Limited (“Protopia HK”), incorporated in Hong Kong on August 26, 2022, which have started its business operations in late 2022.

Protopia HK is an advisory and consulting company that also acts as a project manager to small- and medium-sized companies with business operations in Hong Kong to access international capital markets. We help such companies with the process of the initial listing on US nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or the OTC Markets Inc. (OTCQX, OTCQB and OTCID) by providing consulting, liaison and coordination services. We also assist these or other publicly traded companies that are listed on the national security exchanges or on OTCQX and OTCQB with maintaining continuing eligibility requirements and compliance with those listing rules, regulations, or standards, as applicable. While our clients are primarily located in Hong Kong, we intend to expand the distribution of our services into mainland China as opportunities permit.

Recent Developments

On June 24, 2026, we entered into an engagement letter (the “Advisory Services Agreement”) with Capstone 72, Inc. (“Capstone”), an Ohio corporation, to provide advisory services in connection with Capstone proposed initial public offering and assist Capstone with responses to regulatory inquiries and review comments provided by Nasdaq Stock Market, LLC. The Advisory Services Agreement reflects the continued expansion of our advisory services for small- and medium-sized companies seeking access to U.S. capital markets. Pursuant to the Advisory Services Agreement, the Company will provide the above-referenced advisory services to Capstone in consideration of $25,000, 50% of which required to be paid upon execution of the Advisory Services Agreement, and the remaining 50%, to be paid upon Capstone’s completion of the initial public offering and the initial listing on The Nasdaq Capital Market.

Results of Operations

Results of operations for the years ended June 30, 2026 and 2025

Revenues, Cost of Revenue and Gross Profit

For the fiscal years ended June 30, 2026 and 2025, the Company did not have any revenue income, cost of revenues or gross profit.

General and administrative expenses

For the year ended June 30, 2026, the Company incurred general and administrative expenses in the total amount of $202,098 (including bank charges of $711, secretarial services fee of $4,060, audit fee of $31,025, Edgar filing expense of $8,291, legal fee of $24,768, business registration fee of $916, bank account opening expenses of $828, computer and software expense of $861, stock transfer agent fee of $1,337 and written off of deferred offering costs of $129,301), compared to general and administrative expenses in the amount of $73,835 for the year ended June 30, 2025 (including bank charges of $415, secretarial services fee of $3,910, audit fee of $32,227, Edgar filing expense of $7,800, legal fee of $24,000, escrow agent fee of $2,500, computer and software expense of $1,646 and stock transfer agent fee of $1,337). Since the Company did not have a sufficiently concrete and executable offering plan as of June 30, 2026, the deferred offering costs were expensed as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Tax expense

For the years ended June 30, 2026 and 2025, the Company did not have any tax expense incurred.

Net loss

As a result of the foregoing, our net loss for the year ended June 30, 2026 was $202,098, compared to a net loss of $73,835 for the year ended June 30, 2025. Such increment was mainly due to charge of deferred offering costs of $129,301 during the year ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had $11,327 of cash all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s operation. We depend substantially on financing activities to provide us with the liquidity and capital resources, we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. From the Company’s date of incorporation, August 18, 2022 to June 30, 2026, we have met these requirements through sales of our ordinary shares and contributions from our principal executive officer and director, Sin Yi Cheng.

Cash Used in Operating Activities

For the year ended June 30, 2026, net cash used in operating activities was $63,201. The net loss of $202,098 included a non-cash write-off of deferred offering costs of $129,301. Changes in operating assets and liabilities included an increase in prepayments of $4,000, an increase in accrued expenses of $1,089, and an increase in contract liabilities of $12,500. The remaining operating cash outflows primarily related to professional fees, filing costs and other administrative expenses.

For the year ended June 30, 2025, net cash used in operating activities was $85,897, with net loss of $73,835 and changes in operating assets and liabilities included utilization of prepayment of $60 and a decrease in accrued expenses of $12,135.

Cash Flows from Investing Activities

For the years ended June 30, 2026 and 2025, the Company did not have any investing activities.

Cash Provided from Financing Activities

For the year ended June 30, 2026, net cash from financing activities was $73,875 which was a result of advance from Ms. Sin Yi Cheng, a shareholder of the Company, in the amount of $73,455, and bank overdraft of $420, compared to $85,057 for the year ended June 30, 2025, which was a result of advance from a shareholder of $85,057. The decrease in the net cash from financing activities was due to decrease in cash used in operating activities for the year ended June 30, 2026.

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

Going Concern Uncertainties

As discussed in the notes to financial statements included in this Annual Report, as of June 30, 2026, the Company had $11,327 of cash all of which will be used to maintain the Company’s daily operation. If the Company fails to raise sufficient capital in the future, it will have to explore other financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. The Company cannot give assurance that it will be able to secure the necessary capital when needed. Consequently, the Company raises substantial doubt that it will be able to continue operations as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating cash flow sufficient to fund operations and reducing operating expenses. The Company’s business plans may not be successful in addressing the cash flow issues. If the Company cannot continue as a going concern, its shareholders may lose their entire investment in the Company.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 3 - Use of estimates and assumptions to our audited financial statements contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Protopia Global Holdings Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of

Protopia Global Holdings Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Protopia Global Holdings Inc and subsidiary (the “Company”) as of June 30, 2026, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, has an accumulated deficit, and has experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2026

PCAOB ID: 2485

Rowland Heights, California

October 7, 2026

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

Irvine, CA

September 29, 2025

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	As of June 30, 2026	As of June 30, 2025
ASSETS:
Current assets:
Cash	$11,327	$653
Prepayments	4,000	-
Deferred offering costs	-	129,301
Total current assets	15,327	129,954

Total Assets	$15,327	$129,954

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$420	$-
Accrued expenses	29,553	28,464
Contract liabilities	12,500	-
Total current liabilities	42,473	28,464

Total Liabilities	$42,473	$28,464

Commitments and contingencies	-	-

Shareholders’ Equity:
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of June 30, 2026 and 2025	$215	$215
Additional paid-in capital	373,329	299,874
Accumulated deficit	(400,684)	(198,586)
Accumulated other comprehensive loss	(6)	(13)
Total Shareholders’ (Deficit)/Equity	$(27,146)	$101,490

Total Liabilities and Shareholders’ Equity	$15,327	$129,954

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	From July 1, 2025 to June 30, 2026	From July 1, 2024 to June 30, 2025
Revenue	$-	$-
General and administrative expenses	(202,098)	(73,835)
Loss before tax expense	$(202,098)	$(73,835)

Tax expense	-	-

Net loss	$(202,098)	$(73,835)

Other comprehensive Income/(loss)
Foreign currency translation gain/(loss)	$7	$13
Total comprehensive loss	$(202,091)	$(73,822)

Weighted average shares outstanding, basic and diluted	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’ equity/
	Shares	Amount	capital	deficit	loss	(deficit)
Balance as of June 30, 2024	21,500,000	$215	$214,817	$(124,751)	$(26)	$90,255
Capital contribution from a shareholder	-	-	85,057	-	-	85,057
Net loss	-	-	-	(73,835)	-	(73,835)
Foreign currency translation	-	-	-	-	13	13
Balance as of June 30, 2025	21,500,000	$215	$299,874	$(198,586)	$(13)	$101,490
Capital contribution from a shareholder	-	-	73,455	-	-	73,455
Net loss	-	-	-	(202,098)	-	(202,098)
Foreign currency translation	-	-	-	-	7	7
Balance as of June 30, 2026	21,500,000	$215	$373,329	$(400,684)	$(6)	$(27,146)

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	From July 1, 2025 to June 30, 2026	From July 1, 2024 to June 30, 2025
Cash flows from operating activities:
Net loss	$(202,098)	$(73,835)
Adjustments to reconcile net loss to net cash used in operating activities		-
Write off of deferred offering costs	129,301	-
Foreign currency translation adjustment	7	13
Changes in operating assets and liabilities
Accrued expenses	1,089	(12,135)
Contract liabilities	12,500	-
Prepayments	(4,000)	60
Net cash used in operating activities	(63,201)	(85,897)

Cash flows from financing activities:
Bank overdraft	420	-
Capital contribution from a shareholder	73,455	85,057
Net cash provided by financing activities	73,875	85,057

Net increase (decrease) in cash	10,674	(840)
Cash – beginning of the period	653	1,493
Cash – end of the period	$11,327	$653

Supplemental cash flow information:
Cash paid for income tax	-	-
Cash paid for interest	-	-

See accompanying notes to the consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 and 2025

1. ORGANIZATION AND BUSINESS DESCRIPTION

Protopia Global Holdings Inc. (the “Company”) was incorporated in the Cayman Islands on August 18, 2022 with the authorized capital of 500 million shares of ordinary shares, par value of $0.00001 per share.

On August 26, 2022, Protopia International Company Limited (“Protopia HK”), was incorporated in Hong Kong as the Company’s wholly-owned subsidiary, and its principal activities are to assist small- and medium-sized non-U.S. businesses in accessing international capital markets through listings on nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or the OTC Markets Group (OTCQX, OTCQB and OTCID).

The fiscal year end of the Company is June 30.

2. GOING CONCERN

The Company has incurred loss of US$202,098 during the year ended June 30, 2026 and had net cash used in operating activities of US$63,201. If the Company fails to raise sufficient capital, it will have to explore financing activities to provide it with the liquidity and capital resources it needs to meet its working capital requirements and to make capital investments in connection with ongoing operations. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise funds through the capital markets. Since the Company cannot give assurance that it will be able to secure the necessary capital when needed, there is a substantial doubt that the Company will be able to continue operations as a going concern following one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from its inability to consummate any financings or its inability to continue as a going concern.

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

Foreign currency translation

The Company’s consolidated financial statements are reported in United States dollars (“US$”), the Company’s presentation currency. The functional currency for the Company is US$ and the Company’s subsidiary in Hong Kong is Hong Kong dollars (“HK$”). The translation of the functional currencies of its subsidiary into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive loss under accumulated other comprehensive loss as a separate component of equity.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2026	June 30, 2025
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8430	US$1=HK$7.8496

Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.8116	US$1=HK$7.7897

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of June 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had US$11,327 in cash and no cash equivalents as of June 30, 2026. The Company’s cash is held in hand, through escrow agent and at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Pursuant to ASC 340-10-S99-1, IPO costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of professional and registration fees that are directly related to the registration statement on Form S-1 (SEC File No. 333-269343) that was declared effective by the SEC on May 12, 2023. As the in-process equity financing was abandoned during the year, the deferred offering costs were expensed as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of June 30, 2026, the Company has $Nil deferred offering costs (2025: $129,301).

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

The Company has one outstanding contract with its customer as of June 30, 2026. However, no revenue was generated for the year ended June 30, 2026 as performance obligations had not yet been satisfied.

Contract liabilities (Deferred Revenue)

The Company records contract liabilities, which consist of deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	Year ended June 30, 2026	Year ended June 30, 2025
Contract liabilities, beginning of year	$-	$-
Cash received	12,500	-
Contract liabilities, end of year	$12,500	$-

Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $12,500. This amount represents contractually committed future revenue for which no performance obligations have been satisfied during the year ended June 30, 2026.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$255,004 (HK$2,000,000), and 16.5% on any part of assessable profits over US$255,004 (HK$2,000,000).

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

Other Legal Matters

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2026, the Company did not have any pending litigations.

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the year ended June 30, 2026.

Recently adopted accounting standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. Additionally, the amendments in this ASU improve the effectiveness and comparability of disclosures by: (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with Regulation S-X, and (2) removing disclosures that no longer are considered cost beneficial or relevant. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance prospectively during the fourth quarter of 2025 and determined it did not have a material financial impact on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

4. CASH

	As of	As of
	June 30, 2026	June 30, 2025
Cash on hand	$383	$383
Cash at bank account of an escrow agent	857	270
Cash at bank account	10,087	-
Total	$11,327	$653

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

As of June 30, 2026, the Company had 21,500,000 issued and outstanding ordinary shares.

For the years ended June 30, 2026 and 2025, our principal executive officer and director, Sin Yi Cheng, made capital contributions of $73,455 and $85,057, respectively, without any issuance of the Company’s shares. The contributions are not repayable, bear no interest and were recorded as additional paid-in capital. Cumulative capital contributions since inception were $246,111 and $172,656 as of June 30, 2026 and 2025, respectively.

Additional paid-in capital comprised the following:

	June 30, 2026	June 30, 2025
Proceeds from share issuances in excess of par value	$127,218	$127,218
Capital contributions from a shareholder	246,111	172,656
Additional paid-in capital	$373,329	$299,874

6. INCOME TAXES

Cayman Islands - The Company is not subject to tax on income or capital gains under current Cayman Islands law.

Hong Kong - Protopia HK is subject to Hong Kong Profits Tax at 8.25% on the first HK$2,000,000 of assessable profits and 16.5% thereafter. No provision was made as Protopia HK had no assessable profits for the years ended June 30, 2026 and 2025.

Loss before income taxes:

	2026	2025
Cayman Islands	$(200,159)	$(72,808)
Hong Kong	(1,939)	(1,027)
Total	$(202,098)	$(73,835)

Income tax expense was nil for the years ended June 30, 2026 and 2025. The effective tax rate of 0% equals the Cayman Islands statutory rate, and there were no reconciling items.

Protopia HK has no tax losses available for carry forward and has not filed any Hong Kong profits tax return. Accordingly, no deferred tax assets or valuation allowance were recognized as of June 30, 2026 and 2025.

The Company had no unrecognized tax benefits, and no related interest or penalties, as of June 30, 2026 and 2025. No income taxes were paid in any jurisdiction during either year.

7. CONCENTRATION AND RISKS

(a) Concentration

As of June 30, 2026, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2026 and up through October 7, 2026, the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 11, 2026, the Company dismissed BCRG Group (“BCRG”), as the Company’s independent registered public accounting firm, and on the same date, the board of directors of the Company appointed Simon & Edward LLP (“S&E”) as its new independent registered public accounting firm, beginning with the audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2026. This change follows the acquisition of BCRG’s attest business by S&E, effective June 15, 2026.

During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through the date of the Form 8-K filed on August 17, 2026, there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and BCRG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BCRG, would have caused BCRG to make reference to the subject matter of the disagreements in connection with BCRG’s reports on the Company’s financial statements, and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for the material weaknesses in the Company’s internal control over financial reporting previously disclosed under Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

During the fiscal years ended June 30, 2025 and 2024 and the subsequent interim period through the date of the Form 8-K filed on August 17, 2026, neither the Company nor anyone acting on its behalf consulted S&E regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that S&E concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

BCRG’s audit reports on the Company’s consolidated financial statements for the fiscal years ended June 30, 2025 and 2024 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report on the consolidated financial statements of the Company for the fiscal years ended June 30, 2025 and 2024 included an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the Commission rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended June 30, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended June 30, 2026 are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026 our internal controls over financial reporting were ineffective.

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

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements and policies

During the period ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not previously reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding our director and executive officer as of the date of this Annual Report.

Directors and Executive Officers	Age	Position/Title
Sin Yi Cheng	40	President and Director

Ka Ki Wong	45	Chief Financial Officer, Chief Operating Officer and Director

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

Ka Ki Wong, Chief Financial Officer, Chief Operating Officer and Director

Mr. Wong has served as our Chief Financial Officer, Chief Operating Officer and director since August 30, 2022. Mr. Wong has over 15 years of experience in corporate management, financial budgeting and risk management, analyzing and managing companies.

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

Mr. Wong’s extensive experience in corporate management, financial budgeting and risk management led to the conclusion that he should serve as one of our directors.

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

Compliance with Section 16(a) of the Exchange Act

As a voluntary filer, the Company is not subject to reporting obligations under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

No executive compensation was paid during the fiscal year period ended June 30, 2026. Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award our executives or the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended June 30, 2026.

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

Compensation Clawback Disclosures

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Annual Report, the beneficial ownership of our Ordinary Shares by each executive officer and director, by each person known by us to beneficially own more than 5% of our Ordinary Shares and by the executive officers and directors as a group. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

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

Title of Class	Name of Beneficial Owner	Ordinary Shares Beneficially Owned	Percent of Class
5% or more beneficial owners (Ordinary Shares)	-	-	-%

Executive Officers and Directors	Sin Yi CHENG(1)	18,200,000	84.65%
	Ka Ki WONG(2)	2,200,000	10.23%

Officers and Director as a Group (2 persons)		20,400,000	94.88%

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

We had no outstanding equity compensation plans or equity awards at the year ended June 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than transactions listed below, there were no transactions since July 1, 2025, or any currently proposed transactions, in which the Company was or is to be a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 or, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Our principal executive officer and director, Sin Yi Cheng, made capital contributions of $73,455 to support the Company’s operation, which are not repayable and were recorded as additional paid-in capital.

Office Space and Equipment

We utilize the office space and equipment of Flywheel at no cost with Flywheel’s permission. Ka Ki Wong, our director, Chief Financial Officer and Chief Operating Officer is also a director of Flywheel.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the years ended June 30, 2025 and June 30, 2026.

BCRG Group	As of June 30, 2025
Audit fees	$30,000
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$30,000

BCRG Group	As of June 30, 2026
Audit fees	$15,000
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$15,000

Simon & Edward LLP	As of June 30, 2026
Audit fees	$15,000
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$15,000

Audit Fees. These fees were comprised of (i) professional services rendered in connection with the audit of our consolidated financial statements for our Annual Report on Form 10-K, (ii) the review of our quarterly consolidated financial statements for our quarterly reports on Form 10-Q, (iii) audit services provided in connection with other regulatory or statutory filings, if any.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, if any.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as a part of the report:

(1)	Our financial statements are listed in the index under Item 8 of this document; and

(2)	Any financial statement schedules omitted because they are not applicable, not material or the required information are shown in the financial statements or notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.1 to form S-1 Registration Statement filed on January 20, 2023)
3.2	Memorandum of Association of Protopia Global Holdings Inc. (incorporated by reference to Exhibit 3.2 to form S-1 Registration Statement filed on January 20, 2023)
10.1	Professional services agreement between Protopia International Company Limited and Bosung Meditech Co., Ltd. (incorporated by reference to Exhibit 10.1 to form S-1 Registration Statement filed on January 20, 2023)
10.2*	Engagement Letter between Protopia International Company Limited and Capstone 72, Inc., dated June 24, 2026
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to form S-1 Registration Statement filed on January 20, 2023)
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to form S-1 Registration Statement filed on January 20, 2023)
31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase ***
101.LAB	XBRL Taxonomy Extension Label Linkbase ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Filed herewith.
***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2026

Protopia Global Holdings Inc.

By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sin Yi Cheng	President and Director	October 7, 2026
(Principal Executive Officer)

/s/ Ka Ki Wong	Chief Financial Officer	October 7, 2026
(Principal Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering the registrant’s last fiscal year nor any proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders. We do not expect to furnish to security holders subsequent to the filing of this Annual Report on Form 10-K for the fiscal year ended June 30, 2026, any such annual report or proxy statement, form of proxy or other proxy soliciting material.