Form 10-Q
period 2026-09-30
Protopia Global Holdings Inc.
filed 2026-11-13
CIK 1959585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had 21,500,000 ordinary shares issued and outstanding.

PROTOPIA GLOBAL HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2026

i

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of financial condition and results of operations of Protopia Global Holdings Inc. referred to herein as the “Company,” “we,” “us” or “our”) in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”) and with the audited financial statements and related disclosures for the year ended June 30, 2026 included in the annual report on Form 10-K dated October 7, 2026.

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

Protopia Global Holdings Inc.

Financial Statements

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

	As of September 30, 2026	As of June 30, 2026
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$76,118	$11,327
Prepayments	4,000	4,000
Total current assets	80,118	15,327

Total Assets	$80,118	$15,327

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank overdraft	$97	$420
Accrued expenses	39,108	29,553
Contract liabilities	87,500	12,500
Total current liabilities	126,705	42,473

Total Liabilities	$126,705	$42,473

Commitments and contingencies	-	-

Shareholders’ Equity/(Deficit):
Ordinary shares, $0.00001 par value; 500,000,000 shares authorized; 21,500,000 shares issued and outstanding as of September 30, 2026 and June 30, 2026	$215	$215
Additional paid-in capital	373,329	373,329
Accumulated deficit	(420,126)	(400,684)
Accumulated other comprehensive loss	(5)	(6)
Total Shareholders’ Deficit	$(46,587)	$(27,146)
Total Liabilities and Shareholders’ Deficit	$80,118	$15,327

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended September 30,	For the three months ended September 30,
	2026	2025
Revenue	$-	$-
General and administrative expenses	(19,442)	(15,974)
Loss before tax expense	$(19,442)	$(15,974)

Tax expense	-	-

Net Loss	$(19,442)	$(15,974)

Other comprehensive gain/(loss)
Foreign currency translation gain/(loss)	$1	$(23)
Total comprehensive loss	$(19,441)	$(15,997)

Weighted average shares outstanding - basic and diluted	21,500,000	21,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

For the three Months Ended September 30, 2025

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	loss	equity
Balance as of June 30, 2025	21,500,000	$215	$299,874	$(198,586)	$(13)	$101,490
Net loss	-	-	-	(15,974)	-	(15,974)
Capital contribution from a shareholder	-	-	25,828	-	-	25,828
Foreign currency translation	-	-	-	-	(23)	(23)
Balance as of September 30, 2025	21,500,000	$215	$325,702	$(214,560)	$(36)	$111,321

For the three Months Ended September 30, 2026

	Ordinary shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	deficit	gain/(loss)	deficit
Balance as of June 30, 2026	21,500,000	$215	$373,329	$(400,684)	$(6)	$(27,146)
Net loss	-	-	-	(19,442)	-	(19,442)
Foreign currency translation	-	-	-	-	1	1
Balance as of September 30, 2026	21,500,000	$215	$373,329	$(420,126)	$(5)	$(46,587)

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025
Cash flows from operating activities:
Net loss	$(19,442)	$(15,974)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency translation adjustment	1	(23)
Changes in operating assets and liabilities:
Accrued expenses	9,555	(9,375)
Contract liabilities	75,000	-
Net cash provided by/(used in) operating activities	65,114	(25,372)

Cash flows from financing activities:
Bank overdraft	(323)	-
Capital contribution from a shareholder	-	25,828
Net cash (used in)/provided by financing activities	(323)	25,828

Net increase in cash	64,791	456
Cash – beginning of the period	11,327	653
Cash – end of the period	$76,118	$1,109

Supplemental cash flow information
Cash paid for income tax	-	-
Cash paid for interest	-	-

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTOPIA GLOBAL HOLDINGS INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in United States dollars (“US$” or “$”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of June 30, 2026 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

The unaudited condensed consolidated financial statements as of three months ended September 30, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Monetary assets and liabilities of the Company and its subsidiary denominated in currencies other than the functional currency of the Company and the subsidiary are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date.

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

The exchange rates used to translate amounts in HK$ into US$ for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	September 30,	June 30,
	2026	2026
Balance sheet items, except for ordinary shares, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.8464	US$1=HK$7.8430

	For the three months ended	For the three months ended
	September 30, 2026	September 30, 2025
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.8423	US$1=HK$7.8206

Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account placed in a financial institution, through an escrow agent, with high investment grade ratings. As of September 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had US$76,118 in cash and no cash equivalents as of September 30, 2026. The Company’s cash is held in hand, through escrow agent and at well capitalized financial institutions, but they are not FDIC insured. However, management does not believe there is a significant risk of loss.

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

The Company has two outstanding contracts with its customers as of September 30, 2026. However, no revenue was generated for the three months ended September 30, 2026 as performance obligations had not yet been satisfied.

Contract liabilities (Deferred Revenue)

The Company records contract liabilities, which consist of deferred revenue, when cash payments are received in advance of the Company’s performance. The following table presents significant changes in contract liabilities during the period.

	For the three months ended	For the three months ended
	September 30, 2026	September 30, 2025
Contract liabilities, beginning of period	$12,500	$-
Cash received	75,000	-
Contract liabilities, end of period	$87,500	$-

Remaining Performance Obligations

As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $87,500. This amount represents contractually committed future revenue for which no performance obligations have been satisfied as of September 30, 2026.

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

Protopia HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income derived from its activities conducted in Hong Kong. The applicable tax rate is 16.5% in Hong Kong. From year of assessment of 2019/2020 onwards, Hong Kong profits tax rates are 8.25% on assessable profits up to US$255,027 (HK$2,000,000), and 16.5% on any part of assessable profits over US$255,027 (HK$2,000,000).

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

Other Legal Matters

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2026, the Company did not have any pending litigations.

Loss per share

Basic loss per share is computed by dividing loss available to stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the three months ended September 30, 2026 and 2025.

Recently issued accounting standards not yet adopted

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

3. CASH

	As of	As of
	September 30, 2026	June 30, 2026
Cash on hand	$383	$383
Cash at bank account of an escrow agent	857	857
Cash at bank account	74,878	10,087
Total	$76,118	$11,327

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

4. SHARE CAPITAL

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

As of September 30, 2026, the Company had 21,500,000 issued and outstanding ordinary shares.

5. INCOME TAXES

Cayman Islands - The Company is not subject to tax on income or capital gains under current Cayman Islands law.

Hong Kong - Protopia HK is subject to Hong Kong Profits Tax at 8.25% on the first HK$2,000,000 of assessable profits and 16.5% thereafter. No provision was made as Protopia HK had no assessable profits for the three months ended September 30, 2026 and 2025.

Loss before income taxes:

	For the three months ended	For the three months ended
	September 30, 2026	September 30, 2025
Cayman Islands	$18,122	$14,951
Hong Kong	1,320	1,023
Total	$19,442	$15,974

6. CONCENTRATION AND RISKS

(a) Concentration

As of September 30, 2026, 100% of the Company’s assets were located in Hong Kong.

(b) Economics and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date of September 30, 2026 and up through November 13, 2026, the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) increase in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing, to enter into future agreements with companies, and plans to successfully expand our business operations and the sale of our services. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Protopia HK is an advisory and consulting company that also acts as a project manager to small- and medium-sized companies with business operations in Hong Kong to access international capital markets. We help such companies with the process of the initial listing on US nationally recognized stock exchanges such as the Nasdaq Global Market, the Nasdaq Capital Market, NYSE American or the OTC Markets (OTCQX, OTCQB and OTCID) by providing consulting, liaison and coordination services. We also assist these or other publicly traded companies that are listed on the national security exchanges or on OTCQX and OTCQB with maintaining continuing eligibility requirements and compliance with those listing rules, regulations, or standards, as applicable. While our clients are currently businesses located in Hong Kong, we intend to expand the distribution of our services into mainland China as opportunities permit.

Results of Operations

Results of operations for the three months ended September 30, 2026 and 2025

Revenues, Cost of Revenue and Gross Profit

For the three months ended September 30, 2026 and 2025, the Company did not have any revenue income, cost of revenues or gross profit.

General and administrative expenses

For the three months ended September 30, 2026, the Company had general and administrative expenses of $19,442 which comprised of audit fee of $6,020, filing fee of $2,570, bank charges of $618, business registration fee of $300, foreign exchange loss of $3, secretary fee of $3,485, stock transfer agent fee of $446 and legal fee of $6,000.

For the three months ended September 30, 2025, the Company had general and administrative expenses of $15,974 which comprised of audit fee of $6,023, filing fee of $1,983, bank charges of $114, bank account opening expenses of $828, foreign exchange loss of $5, stock transfer agent fee of $446 and legal fee of $6,575.

The increase in general and administrative expenses was primarily driven by the secretary fee of $3,485 incurred during the three months ended September 30, 2026, compared to nil in the same period in 2025.

Tax expense

For the three months ended September 30, 2026 and 2025, the Company did not have any tax expense incurred.

Net loss

As a result of the foregoing, our net loss for the three months ended September 30, 2026 was $19,442, compared to a net loss of $15,974 for the three months ended September 30, 2025. Such increment was mainly due to charge of secretary fee of $3,485 during the three months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, we had $76,118 in cash, all of which will be used to pay the estimate general and administrative expenses to maintain the Company’s ongoing operations. Concurrently, the Company recorded an accumulated shareholders’ deficit of $46,587 and a net current liabilities position of $46,587. For the three months ended September 30, 2026, we incurred a net loss of $19,442 but generated $65,114 in net cash provided by operating activities.

We have assessed that the Company’s net current liabilities and shareholders’ deficit positions are driven by accounting timing under revenue recognition standards rather than an operational liquidity deficiency. The Company’s current liabilities included $87,500 of non-refundable contract liabilities (deferred revenue) representing upfront customer retainers. These obligations represent non-cash performance obligations that will be systematically recognized as revenue through service delivery without requiring any future cash settlement or expected costs to fulfill the obligations. Nevertheless, in the next 12 months, we expect that we will collect $100,000 from our customers, based on our operational milestones indicated in contracts signed with our customers as of September 30, 2026, while no fulfillment costs associated with the collection of the $100,000 will be required or paid. Our services to customers will be rendered by the directors of the Company but no remuneration or compensation plan is in place for them currently. These will provide us with the liquidity and capital resources to meet the Company’s working capital requirements and to make capital investments in connection with ongoing operations.

Cash Provided by Operating Activities

For the three months ended September 30, 2026, net cash provided by operating activities was $65,114, with net loss of $19,442. Changes in operating assets and liabilities included an increase in accrued expenses of $9,555, and an increase in contract liabilities of $75,000. The remaining operating cash outflows primarily related to professional fees, filing costs and other administrative expenses.

For the three months ended September 30, 2025, net cash used in operating activities was $25,372, with net loss of $15,974. Changes in operating assets and liabilities included a decrease in accrued expenses of $9,375.

The increase in net cash provided by operating activities was primarily driven by deferred revenue of $75,000 received during the three months ended September 30, 2026, compared to nil in the same period in 2025.

Cash Flows from Investing Activities

For the three months ended September 30, 2026 and 2025, the Company did not have any investing activities.

Cash Used in Financing Activities

For the three months ended September 30, 2026, net cash used in financing activities was $323 which was a result of repayment of bank overdraft of $323.

For the three months ended September 30, 2025, net cash from financing activities was $25,828 which was a result of capital contribution from a shareholder of $25,828.

The decrease in net cash from financing activities was primarily due to that there was no capital contribution from a shareholder during the three months ended September 30, 2026, compared to $25,828 in the same period in 2025.

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

Our estimated costs for the next 12 months will be $80,000. In the next 12 months, we expect that we will collect $100,000 from our customers, based on our operational milestones indicated in contracts signed with our customers as of September 30, 2026. This will provide us with the liquidity and capital resources to meet our working capital requirements and to make capital investments in connection with the Company’s ongoing operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position. Our critical accounting estimates are more fully discussed in Note 2 to our unaudited financial statements contained herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified by the Commission rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed financial statements for the three months ended September 30, 2026 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the period ended September 30, 2026 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	By:	/s/ Sin Yi Cheng
Sin Yi Cheng
President and Director (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ka Ki Wong
Ka Ki Wong
Chief Financial Officer (Principal Financial and Accounting Officer)